Form 10-Q
period 2026-06-30
PERSHING SQUARE INC.
filed 2026-08-13
CIK 2026053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 400,000,000 shares of common stock, par value $0.001 per share, and 1 special voting share, par value $0.001 per share, of Pershing Square Inc. issued and outstanding.

PERSHING SQUARE INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our growth strategies, including any plans to launch new funds or complete transactions that increase our permanent capital or expectations about opportunistic inorganic AUM (as defined below) growth; our future results of operations, financial condition or liquidity; our plans regarding dividend payments; and our plans for equity compensation, made in this Quarterly Report are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Forward-looking statements reflect management's current expectations and are inherently uncertain. We caution investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

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
•
poor performance of our funds which would cause a decline in our revenues, results of operations and cash flows;
•
decreases in the market capitalization of HHH or our failure to realize the anticipated benefits of the HHH Transaction (as defined below);

•
concentration of investments in our funds and our other vehicles, which can exacerbate volatility and investment risk;
•
risk that our investment strategies, including with respect to any future funds we may launch, may not be successful and our failure to identify suitable investment opportunities, including the risk that our due diligence may not reveal all relevant facts in connection with such investment;
•
our funds and investments in companies that we do not control, which expose us to the risk of decisions made by others with whom we may not agree;
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

These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management's expectations, are described in greater detail in the section entitled “Risk Factors” of our prospectus (the “IPO Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333-294165) (the “Registration Statement”), as updated by our periodic filings with the SEC, including Part II. Item 1A. Risk Factors of this Quarterly Report. The forward-looking statements included in this Quarterly Report speak only as of the date hereof or as of the date they are made, as applicable. We undertake no obligation to update any "forward-looking statement" made in this Quarterly Report, whether as a result of new information, changed assumptions, the occurrence of unanticipated events, changes to future operating results or otherwise, except as required by law.

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

CERTAIN DEFINITIONS

As used in this Quarterly Report, “Pershing Square,” the “Company,” the “Partnership,” “our company,” “we,” “us” and “our” refer to Pershing Square Holdco, L.P. and its consolidated subsidiaries prior to the Corporate Conversion (as defined below) and following the Corporate Conversion, to Pershing Square Inc. (“PS Inc.”) and its consolidated subsidiaries, including Pershing Square Capital Management, L.P. (“PSCM”). In addition, unless otherwise noted or the context requires otherwise, the following terms have the following meanings:

•
“1940 Act” means the Investment Company Act of 1940, as amended.
•
“assets under management” or “AUM” means, with respect to our core funds, the net assets of our core funds as calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) or International Financial

Reporting Standards (“IFRS”), as applicable, while adding back the principal value of PSH’s outstanding bonds. Assets under management or AUM means, with respect to HHH, the market capitalization of HHH plus its net mortgages, notes, and loans payable as disclosed in its most recent report filed with the SEC;
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
•
“core funds”, “funds” or “Pershing Square Funds” refers collectively to PSLP, PSINTL, PSH and, following the Combined Transaction, PSUS;
•
“Corporate Conversion” refers to the statutory conversion of Pershing Square Holdco, L.P., a Delaware limited partnership, into Pershing Square Inc., a Nevada corporation, which became effective April 28, 2026;
•
“Deferred Asset - PS Inc. IPO Shares” refers to the deferred asset recognized by PS Inc. for its common stock delivered, for no additional consideration, to each initial investor in the PSUS IPO and each private placement investor in connection with the Combined Transaction;
•
“fee-paying assets under management,” “Fee-Paying AUM” or “FPAUM” means, with respect to our core funds, the AUM we manage and earn a performance fee and/or management fee from, and, with respect to HHH, the market capitalization of HHH;
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
•
“ManagementCo” refers to Pershing Square Management, LLC, an entity managed by members of our senior management, and is the managing member of PSPG (as defined below);
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
•
“PSPG” refers to Pershing Square Partner Group, LLC, a Delaware limited liability company, which directly holds shares of our common stock underlying the M Units (as defined below);
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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pershing Square Inc.

Consolidated Statements of Financial Condition

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents	$8,907,987	$55,397,767
Restricted cash	118,935	118,935
Prepaid expenses	4,542,200	1,344,606
Due from affiliates(1)	1,266,074	15,613,554
Investment in HHH, at fair value	643,410,000	717,930,000
Deferred Asset - PS Inc. IPO Shares	600,030,826	—
Deferred HHH Services Agreement premium	275,839,207	283,158,457
Investment in PSUS, at fair value	199,650,000	—
Investment in PSLP, at fair value(1)	56,820,724	79,288,239
Fixed assets and leasehold improvements (net of accumulated depreciation of $18,740,780 and $17,592,861)	13,859,310	14,983,725
Lease right-of-use assets	7,899,631	28,440,786
Other assets	312,931	3,465,870
Performance fees receivable	—	497,330,469
Deferred sublease incentive	—	4,129,121
Total assets	$1,812,657,825	$1,701,201,529

Liabilities
Accrued compensation and benefits(1)	$13,202,513	$426,093,557
Accounts payable	7,919,980	8,620,401
Deferred revenue	3,786,000	3,786,000
Loans payable	231,985,236	34,800,000
Deferred tax liability	125,524,518	—
Operating lease liabilities	21,060,002	42,672,771
Performance fee distributions payable(1)	—	54,838,527
Affiliates fee rebate payable	—	24,143,741
Taxes payable	—	17,029,108
Distributions payable to partners	—	10,104,536
Total liabilities	403,478,249	622,088,641

Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized (400,000,000 and 0 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	400,000	—
Additional paid-in-capital	1,335,576,463	—
Retained earnings	24,961,996	—
Non-controlling interest in consolidated variable interest entities(1)	48,241,117	62,694,884
Partners’ capital controlling interests	—	1,016,418,004
Total equity	1,409,179,576	1,079,112,888

Total liabilities and equity	$1,812,657,825	$1,701,201,529

(1)
Includes amounts attributable to consolidated variable interest entities (“VIEs”) for which Pershing Square Inc. does not have any direct equity interests.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Management fees, net of contra-revenue	$54,175,665	$50,757,686	$111,682,168	$102,960,055
Performance fees(1)	1,107	2,421,450	1,107	2,523,670
Total revenue	54,176,772	53,179,136	111,683,275	105,483,725

Expenses
Profit-sharing partner compensation(1)	69,253,925	8,446,608	81,020,444	23,894,832
Employee compensation and benefits	50,307,881	3,930,055	59,934,686	8,070,945
General and administrative expense	12,057,418	7,426,352	28,044,117	17,561,441
Affiliates fee rebate	12,117,456	12,658,460	26,592,930	24,269,983
Depreciation and amortization expense	568,683	577,583	1,147,919	1,155,166
Total expenses	144,305,363	33,039,058	196,740,096	74,952,367

Operating income (loss)	(90,128,591)	20,140,078	(85,056,821)	30,531,358

Non-operating income (expenses)
Other income (expense)	16,235,548	1,332,282	12,907,456	2,593,313
Interest and dividend income	720,789	5,041,063	1,348,735	15,502,021
Unrealized gain (loss) on HHH shares held at fair value	74,070,000	270,000	(74,520,000)	270,000
Unrealized gain (loss) on PSUS shares held at fair value	(50,350,000)	—	(50,350,000)	—
Unrealized gain (loss) on investment in PSLP held at fair value(1)	2,149,815	8,577,450	(8,793,965)	8,670,578
Interest expense	(2,511,017)	(574,480)	(3,025,313)	(1,162,466)
Total non-operating income (expenses)	40,315,135	14,646,315	(122,433,087)	25,873,446

Net income (loss) before taxes	(49,813,456)	34,786,393	(207,489,908)	56,404,804
Income tax expense (benefit)	(9,268,642)	1,927,625	(8,411,461)	3,721,974
Net income (loss)	(40,544,814)	32,858,768	(199,078,447)	52,682,830
Less: Net (income) loss attributable to non-controlling interest	(2,150,571)	(9,189,165)	8,793,209	(9,282,397)
Net income (loss) attributable to PS Inc.	$(42,695,385)	$23,669,603	$(190,285,238)	$43,400,433

Net income (loss) per share of common stock
Basic and diluted	$(0.11)	$0.06	$(0.48)	$0.11
Weighted-average shares of common stock outstanding
Basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

(1)
Includes amounts attributable to consolidated VIEs for which Pershing Square Inc. does not have any direct equity interests.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Pershing Square Holdco, L.P.(1)	Pershing Square Inc.(2)
	Limited Partner Interest	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
As of March 31, 2026	$838,387,470	$—	$—	$—	$46,090,546	$884,478,016
Capital contributions	61,533,704	—	—	—	—	61,533,704
Capital distributions	(16,804,074)	—	—	—	—	(16,804,074)
Net income (loss)	(67,686,565)	—	—	—	5,960,318	(61,726,247)
As of April 30, 2026	$815,430,535	$—	$—	$—	$52,050,864	$867,481,399
Conversion to corporation	(815,430,535)	—	815,430,535	—	—	—
Capital contributions	—	400,000	609,823,497	—	—	610,223,497
Capital distributions	—	—	—	(29,184)	—	(29,184)
Net income (loss)	—	—	—	24,991,180	(3,809,747)	21,181,433
Deferred tax effects resulting from changes in equity	—	—	(134,450,348)	—	—	(134,450,348)
Equity-based compensation	—	—	44,772,779	—	—	44,772,779
As of June 30, 2026	$—	$400,000	$1,335,576,463	$24,961,996	$48,241,117	$1,409,179,576

	Pershing Square Holdco, L.P.(1)	Pershing Square Inc.(2)
	Limited Partner Interest	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
As of December 31, 2025	$1,016,418,004	$—	$—	$—	$62,694,884	$1,079,112,888
Capital contributions	61,719,111	—	—	—	—	61,719,111
Capital distributions	(47,430,162)	—	—	—	(5,660,558)	(53,090,720)
Net income (loss)	(215,276,418)	—	—	—	(4,983,462)	(220,259,880)
As of April 30, 2026	$815,430,535	$—	$—	$—	$52,050,864	$867,481,399
Conversion to corporation	(815,430,535)	—	815,430,535	—	—	—
Capital contributions	—	400,000	609,823,497	—	—	610,223,497
Capital distributions	—	—	—	(29,184)	—	(29,184)
Net income (loss)	—	—	—	24,991,180	(3,809,747)	21,181,433
Deferred tax effects resulting from changes in equity	—	—	(134,450,348)	—	—	(134,450,348)
Equity-based compensation	—	—	44,772,779	—	—	44,772,779
As of June 30, 2026	$—	$400,000	$1,335,576,463	$24,961,996	$48,241,117	$1,409,179,576

(1)
Pershing Square Holdco GP, LLC, the general partner of Pershing Square Holdco, L.P., did not have a capital balance at any time during the periods disclosed and is therefore not shown in the Consolidated Statements of Changes in Equity.
(2)
During the periods presented, Pershing Square Inc. also had one special voting share outstanding with par value $0.001.

Pershing Square Inc.

Consolidated Statements of Changes in Equity (Unaudited - Continued)

	Limited Partner Interest - Pershing Square Holdco, L.P.(1)	Non-controlling Interest	Total
As of March 31, 2025	$908,460,689	$42,654,854	$951,115,543
Capital contributions	361,881	—	361,881
Capital distributions	(22,267,142)	—	(22,267,142)
Net income (loss)	23,669,603	9,189,165	32,858,768
As of June 30, 2025	$910,225,031	$51,844,019	$962,069,050

	Limited Partner Interest - Pershing Square Holdco, L.P.(1)	Non-controlling Interest	Total
As of December 31, 2024	$920,469,068	$46,789,381	$967,258,449
Capital contributions	719,785	—	719,785
Capital distributions	(54,364,255)	(4,227,759)	(58,592,014)
Net income (loss)	43,400,433	9,282,397	52,682,830
As of June 30, 2025	$910,225,031	$51,844,019	$962,069,050

(1)
Pershing Square Holdco GP, LLC, the general partner of Pershing Square Holdco, L.P., did not have a capital balance at any time during the periods disclosed and is therefore not shown in the Consolidated Statements of Changes in Equity.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(199,078,447)	$52,682,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on investments held at fair value	147,337,515	209,504
Non-cash amortization of equity-based compensation	106,491,890	719,785
Non-cash amortization of intangible assets	17,511,921	2,292,293
Gain on deconsolidation of PSUS	(15,996,659)	—
Write-off of deferred sublease incentive	4,129,121	—
Depreciation and amortization expense	1,147,919	1,155,166
Non-cash lease expense	417,406	1,123,789
Non-cash amortization of debt financing	169,153	—
Changes in operating assets and liabilities:
Performance fees receivable	497,330,469	231,665,253
Due from affiliates	14,344,880	(807,634)
Prepaid expenses	(3,208,274)	126,018
Other assets	9,013,444	321,218
Accrued compensation and benefits	(412,891,044)	(158,578,872)
Affiliates fee rebate payable	(24,143,741)	(21,661,699)
Taxes payable	(17,029,108)	(13,627,356)
Accounts payable	(1,713,418)	1,891,018
Deferred tax liability	(8,925,830)	—
Operating lease liabilities	(1,489,021)	(1,873,243)
Net cash relinquished from deconsolidation of PSUS(1)	(93,063)	—
Deferred HHH Services Agreement premium	—	(292,770,000)
Deferred revenue	—	3,750,000
Deferred sublease incentive	—	255,408
Net cash provided by (used in) operating activities	113,325,113	(193,126,522)

Cash flows from investing activities
Purchase of investment in PSUS	(232,884,000)	—
Purchases of fixed assets and leasehold improvements	(23,504)	(272,952)
Purchase of investment in HHH, net	—	(607,230,000)
Net cash provided by (used in) investing activities	(232,907,504)	(607,502,952)

Cash flows from financing activities
Proceeds from borrowings, net	231,816,083	—
Repayment of borrowings	(34,800,000)	—
Payments for capital distributions	(118,062,967)	(115,661,319)
Offering costs for Pershing Square USA, Ltd.	(5,860,505)	(945,556)
Net cash provided by (used in) financing activities	73,092,611	(116,606,875)

Net change in cash and cash equivalents and restricted cash	(46,489,780)	(917,236,349)
Cash and cash equivalents and restricted cash, beginning of period	55,516,702	964,975,448
Cash and cash equivalents and restricted cash, end of period	$9,026,922	$47,739,099
(1)
Net cash relinquished from deconsolidation of PSUS includes $2.77 billion of gross proceeds raised in the Combined Private Placement which was both received by PSUS and deconsolidated by PS Inc. during the period.

Pershing Square Inc.

Consolidated Statements of Cash Flows (Unaudited - continued)

	Six months ended June 30,
	2026	2025
Supplemental disclosures:
Cash paid during the period for income tax	$19,277,871	$17,501,265
Cash paid during the period for interest	3,371,562	1,198,909

Non-cash activities:
Capital contributions	537,492,260	719,785

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	8,907,987	47,620,164
Restricted cash	118,935	118,935
Total cash and cash equivalents and restricted cash, end of period	$9,026,922	$47,739,099

The accompanying notes form an integral part of these Consolidated Financial Statements.

PERSHING SQUARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

1.
ORGANIZATION

Pershing Square Inc. (“PS Inc.”), the successor entity to Pershing Square Holdco L.P. (“PS Holdco”), along with its consolidated subsidiaries (collectively, the “Company”), is an alternative asset management company that manages pools of primarily permanent capital invested in long-term, high-return investment strategies.

The Company includes the consolidated accounts of Pershing Square Capital Management, L.P., a Delaware limited partnership (“PSCM”), which operates as the investment manager of the funds and other clients described further below, and PSCM’s general partner, PSCM GP, LLC, a Delaware limited liability company (“PSCM GP”).

Corporate Conversion and IPO

On April 30, 2026, PS Inc. completed an IPO of shares of its common stock (NYSE: PS) as part of a combined offering with the PSUS IPO. In connection with the closing of the Combined IPO, PS Inc. and PSUS closed the Combined Private Placement of PSUS Shares and shares of PS Inc. common stock. Gross proceeds to PSUS from the Combined Transaction, before deducting sales loads, placement fees and other offering expenses, was $5 billion. PS Inc. did not receive any proceeds from the Combined Transaction. PS Inc. issued 24,747,254 shares of its common stock to investors in the Combined Transaction for no additional consideration. Upon the IPO, 400,000,000 shares of PS Inc. common stock were issued and outstanding.

As part of the Combined Transaction, PS Holdco and its owners completed a restructuring that included the following steps:

•
PS Holdco converted to a Nevada corporation by means of a statutory conversion and changed its name to Pershing Square Inc.;
•
The limited partnership interests of PS Holdco held by Pershing Square Partner Group, LLC, a Delaware limited liability company (“PSPG”), the Strategic Investors and our other pre-IPO owners were converted into shares of common stock of PS Inc.;
•
The issuance of PS Inc. shares of common stock in the Combined Transaction was accompanied by a contribution to PS Inc. of an equal number of shares of PS Inc. common stock by PSPG and our other pre-IPO owners excluding the Strategic Investors;
•
The board of directors of Pershing Square Holdco GP, LLC (“Holdco GP”) became the board of directors of PS Inc.; and
•
The non-economic interest of Holdco GP was converted into a special voting share in PS Inc., and following the dissolution of Holdco GP immediately thereafter, ManagementCo became the holder of the special voting share.

Investment Manager and Managed Funds

PSCM is the investment manager of Pershing Square, L.P., a Delaware limited partnership (“PSLP”), Pershing Square International, Ltd., a Cayman Islands exempted company (“PSINTL” and together with PSLP, the “Private Funds”), Pershing Square Holdings, Ltd., a publicly traded Guernsey limited liability company (“PSH”), and Pershing Square USA, Ltd., a publicly traded Delaware statutory trust (“PSUS”, and collectively with PSH and the Private Funds, the “Pershing Square Funds”). Further, PSCM provides investment advisory and other services to Howard Hughes Holdings Inc. (“HHH”), including investment management services to HHH’s insurance subsidiaries. PSCM’s primary sources of revenue are management fees from the Pershing Square Funds and HHH, as well as performance fees from PSH and PSINTL.

PSCM is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and with the Commodity Futures Trading Commission (“CFTC”) as the commodity pool operator of the Pershing Square Funds under the Commodity Exchange Act, as amended.

(Unaudited)

2.
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of PS Inc., its subsidiaries, and entities in which PS Inc. or a consolidated subsidiary is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in our IPO Prospectus filed with the SEC on April 30, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) relating to our Registration Statement on Form S-1 (File No. 333-294165).

All amounts are stated in U.S. dollars. The following is a summary of the significant accounting and reporting policies used in preparing the Company’s Consolidated Financial Statements.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the amounts of income and expenses during the reported period. While management believes that the estimates utilized in preparing the Consolidated Financial Statements are reasonable and prudent, actual results could differ from those estimates.

Consolidation

PS Inc. consolidates all subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The assets, liabilities and results of operations of all subsidiaries are included in the Company’s Consolidated Financial Statements. The Company does not have any variable interests in variable interest entities (“VIEs”) that are not consolidated.

Consolidated Entities

As of June 30, 2026, the accounts of the Company include PS Inc. and the following consolidated legal entities:

•
PSCM, as a 100% owned subsidiary.
•
PSCM GP, as a 100% owned subsidiary.
•
Pershing Square PSUS Holdings, LLC (“PSUS Holdings”), as a 100% owned subsidiary, which holds the Company’s investments in PSUS.
•
Pershing Square HHH Holdings, LLC (“HHH Holdings”), as a 100% owned subsidiary of PSCM, which holds the Company’s investment in HHH.
•
West Side Services, LLC as a 100% owned subsidiary of PSCM related to certain of its office operations.
•
Pershing Square GP, LLC (“PSGP”), the general partner of PSLP, as a VIE despite the Company not holding any direct equity interests.

From its formation on November 28, 2023 until its IPO on April 30, 2026, PSUS was a 100% owned and consolidated subsidiary of PSCM. Throughout this period, PSCM purchased PSUS Shares to provide PSUS with operating capital. Upon closing of the Combined Transaction, the Company’s ownership of PSUS dropped to 4.0%. As a result, the balances of PSUS were deconsolidated on April 30, 2026, and the retained investment was recognized at fair value resulting in a gain of $15,996,659, which was recorded in other income.

(Unaudited)

VIEs

In accordance with ASC 810, PS Inc. consolidates all entities that it, or any of its subsidiaries, control either as the primary beneficiary of a VIE or through a majority voting interest. The Company identifies VIEs it must consolidate by evaluating (i) whether it holds a variable interest in an entity, (ii) whether the entity is a VIE, and (iii) whether the Company’s involvement would make it the primary beneficiary. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”). Under the VOE model, the Company consolidates those entities for which it holds a majority voting interest.

In evaluating whether the Company holds a variable interest in an entity, fees received from the entity (including management fees and performance fees) that are customary and commensurate with the level of services provided are not considered variable interests where the Company does not also hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity.

If there are entities where the Company holds a variable interest, the Company must then determine whether each entity qualifies as a VIE and, if so, whether the Company is the primary beneficiary. A VIE is a corporation, partnership, limited liability company, trust or other legal structure used to conduct activities or hold assets that has: (i) insufficient equity to carry out its principal activities without additional subordinated financial support, (ii) a group of equity owners that lack the power to direct its activities that significantly impact economic performance, or (iii) a group of equity owners that do not have the obligation to proportionally absorb losses or the right to proportionally receive returns generated by its operations.

In evaluating whether the Company is the primary beneficiary of a VIE, the Company evaluates its economic interests in the entity held either directly or indirectly. VIEs are consolidated when an entity, as the primary beneficiary, holds a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest in a VIE if (i) the enterprise has the power to direct the activities of a VIE that impacts the economic performance and (ii) the enterprise has the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE.

PSGP

The Company, despite not holding any direct equity interests in PSGP, has concluded that PSGP is a VIE and should be consolidated. PSCM compensates its personnel using the performance allocations received by PSGP, and PSCM is exposed to variability in the expected losses or returns of PSGP and holds a variable interest in PSGP. PSCM, as investment manager of the Pershing Square Funds, has the power to direct the activities of PSGP that most significantly impact its economic performance (i.e., PSGP’s receipt of performance allocations from PSLP), and PSCM is the primary beneficiary of such economic performance as a result of using PSGP’s performance allocations to compensate PSCM’s personnel.

The following tables summarize the consolidated balances of PSGP:

Summarized Financial Information - Pershing Square GP, LLC	June 30, 2026	December 31, 2025
Statements of Financial Condition
Assets
Investment in Pershing Square, L.P., at fair value	$56,820,724	$79,288,239
Due from affiliates	—	11,800,000
Total assets	$56,820,724	$91,088,239
Liabilities and Equity
Accrued compensation and benefits	$8,579,607	$16,593,355
Performance fee distributions payable	—	11,800,000
Total liabilities	8,579,607	28,393,355
Non-controlling interest	48,241,117	62,694,884
Total liabilities and equity	$56,820,724	$91,088,239

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2026	2025	2026	2025
Unrealized gain (loss) on investment in Pershing Square, L.P. held at fair value	$2,149,815	$8,577,450	$(8,793,965)	$8,670,578
Performance allocation from Pershing Square, L.P.(1)	1,107	922,410	1,107	922,567
Profit-sharing partner compensation	(351)	(310,695)	(351)	(310,748)
Net income (loss) attributable to non-controlling interest	$2,150,571	$9,189,165	$(8,793,209)	$9,282,397

(1) Included in performance fees on PS Inc.'s Consolidated Statements of Operations

Pershing Square Funds

The Company has evaluated the Pershing Square Funds, their respective general partners and any affiliated entities, as applicable, for consolidation with the Company in accordance with ASC 810. Except for PSUS prior to the Combined Transaction, as the Company does not hold economic interests in the Pershing Square Funds that would absorb more than an insignificant amount of their expected losses or returns, the Company does not hold a variable interest in any of the Pershing Square Funds. The Company also does not hold a majority of the voting interests in the Pershing Square Funds. As a result, the Pershing Square Funds are not required to be consolidated with the Company under ASC 810.

SPARC Sponsor

PSCM is the non-member manager of Pershing Square SPARC Sponsor, LLC (“SPARC Sponsor”), a Delaware limited liability company. PSH and the Private Funds are the non-managing members of SPARC Sponsor. SPARC Sponsor is the sponsor entity of Pershing Square SPARC Holdings, Ltd. (“SPARC”), a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses. SPARC is actively looking for target companies for its business combination. SPARC Sponsor is not required to be consolidated with the Company under ASC 810.

Non-controlling Interests

A portion of the equity and income or loss from entities that are consolidated but not wholly owned by the Company is allocated to other owners. The portion allocated to other owners is included within non-controlling interest in the Consolidated Financial Statements. The Company does not hold any direct equity interests in PSGP. As a result, all net income related to PSGP is allocated to non-controlling interest, and the capital balance of PSGP represents the direct equity interests of other owners in PSGP.

Non-controlling interest is presented as a separate component of equity in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity to clearly distinguish the controlling interests in the Company from the non-controlling interests in PSGP, as applicable. Net income in the Consolidated Statements of Operations includes the net income attributable to the holders of non-controlling interests in PSGP. Income and losses are allocated to the non-controlling interest in proportion to their relative ownership interests.

Revenue Recognition

PSCM receives management fees and performance fees from certain Pershing Square Funds in exchange for investment management services. These revenues are derived from PSCM’s IMA with each fund. PSCM also receives fees from HHH in exchange for investment, advisory and other services, pursuant to the HHH Services Agreement.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. See Note 4 for further disclosure regarding revenue recognition.

(Unaudited)

Management Fees - Pershing Square Funds

PSCM acts as investment manager providing management and administrative services to the Pershing Square Funds in accordance with each of their IMAs. As compensation for such services, PSCM receives (i) from PSUS a quarterly management fee equal to 0.5% (2.0% annually) of the net asset value of PSUS and (ii) from PSH and the Private Funds a quarterly management fee of 0.375% (1.5% annually) of the net asset value (before any accrued performance fees or allocations) of each fund. Subsequent to May 5, 2025 in connection with the HHH Transaction, PSCM reduced management fees by an amount equal to the fees earned from HHH multiplied by the percentage of HHH’s shares outstanding held by the relevant Pershing Square Fund attributable to fee-paying capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026, cash and cash equivalents was comprised of $283,350 (December 31, 2025: $1,339,595) of cash held at a U.S. bank and $8,624,637 (December 31, 2025: $54,058,172) of cash equivalents held in two money market funds invested in U.S. Treasury obligations (JPMorgan 100% U.S. Treasury Securities Money Market Fund and UBS Select 100% US Treasury Preferred Fund Class T). Money market funds are carried at net asset value, which approximates fair value. The interest earned on cash invested in money market funds is recorded in interest income.

As of June 30, 2026 and December 31, 2025, the Company’s cash balances not invested in money market funds were held in Federal Deposit Insurance Corporation insured bank accounts, which at times may have been in excess of federally insured limits.

Restricted Cash

(Unaudited)

The Company has provided various security deposits held by service providers in the normal course of business. Such security deposits are generally restricted until the termination of each service provider’s contract period.

Due from Affiliates

The Pershing Square Funds, partners, employees and other affiliates reimburse the Company from time to time for expenses the Company pays on their behalf. Reimbursements owed to the Company are reflected in due from affiliates. See Note 4 for further disclosure of transactions with related parties.

As of June 30, 2026, due from affiliates was primarily comprised of a credit of $806,317 related to PTET (defined in Note 2 “Income Taxes”).

As of December 31, 2025, due from affiliates was primarily comprised of (i) PSGP’s capital withdrawal from PSLP of $11,800,000 that was not received as of the balance sheet date and (ii) the Variable Management Fee of $3,345,230 receivable from HHH.

As of June 30, 2026 and December 31, 2025, no allowance related to due from affiliates was deemed necessary.

Fair Value of Financial Instruments

The Company’s assets and liabilities that qualify as financial instruments under GAAP are generally recorded at fair value or at an amount where the carrying value approximates fair value due to the instrument’s short-term nature.

The guidance in ASC 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure the investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•
Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used. The types of investment generally included in Level I are publicly listed equities.
•
Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly.
•
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of a financial instrument’s appropriate category within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the overall fair value measurement requires judgment and may include the consideration of factors specific to the financial instrument.

Equity Method Investments

PS Inc. has elected the fair value option for all investments where the Company is considered to have significant influence, but not control. The Company has made this election to simplify the accounting for these investments, which would have otherwise been accounted for using the equity method.

(Unaudited)

Fixed Assets and Leasehold Improvements, Net of Accumulated Depreciation and Amortization

Fixed assets and leasehold improvements consist of leasehold improvements principally for the build-out of the Company’s office space, furniture and fixtures, office computers and equipment along with computer software.

Fixed assets and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of fixed assets is calculated using the straight-line method over a period of three to seven years. Leasehold improvements are amortized over the shorter of the expected useful life or the remaining term of the related lease agreement. Total depreciation and amortization expense of the Company for the three and six months ended June 30, 2026 was $568,683 and $1,147,919 (2025: $577,583 and $1,155,166). The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. The Company has determined that there was no impairment to be recorded for its fixed assets.

The following table provides the gross balances for each class of fixed assets and total accumulated depreciation and amortization for all asset classes:

		June 30, 2026	December 31, 2025
Asset Class	Useful Life
Leasehold Improvements	15	$28,405,531	$28,395,531
Furniture and Fixtures	7	2,173,959	2,173,959
Office Computers and Equipment	5	1,559,296	1,528,371
Computer Software	3	461,304	478,725
Total Fixed Assets and Leasehold Improvements (gross)		32,600,090	32,576,586
Less: Accumulated Depreciation and Amortization		(18,740,780)	(17,592,861)
Total Fixed Assets and Leasehold Improvements (net)		$13,859,310	$14,983,725

Accounts Payable

Accounts payable is comprised of primarily general and administrative expenses as well as interest expense that were accrued but not paid as of period end. For more details on general and administrative expenses, refer to Note 8.

Income Taxes

Effective April 28, 2026, PS Holdco completed the Corporate Conversion described in Note 1. As a result, the Company is now treated as a corporation for U.S. federal, state and local income tax purposes. PSCM is treated as a partnership for U.S. federal income tax purposes and is subject to the New York City Unincorporated Business Tax (“UBT”).

Prior to the Corporate Conversion, PS Holdco was a partnership for U.S. tax purposes and was not subject to U.S. federal income taxes. During those periods, the Company was subject to certain state and local taxes, such as UBT.

Upon the Corporate Conversion, the Company recognized deferred taxes on differences between the financial reporting and tax bases of its assets and liabilities, which resulted in a deferred income tax benefit of $32.3 million during the three months ended June 30, 2026. In addition, the Deferred Asset - PS Inc. IPO Shares is presented as an intangible asset on the Company’s balance sheet. The Company recorded, in additional paid-in capital, deferred taxes of $134.5 million related to this intangible asset. The Company also recorded a valuation allowance of $11.0 million against deferred tax assets related to its investment in PSUS, which are capital in character, as the Company determined it is not more likely than not that those assets will be realized. After giving effect to these and other temporary differences, the Company had a net deferred tax liability of $125.5 million as of June 30, 2026.

(Unaudited)

The Company's effective U.S. GAAP tax rate for the six months ended June 30, 2026 was 4.1%, which is calculated by dividing the Company's year-to-date GAAP income tax expense (benefit) by the corresponding net income (loss) before taxes. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily because (i) income earned for the period prior to the Corporate Conversion was not subject to U.S. federal or state corporate income taxes, and (ii) the Company recognized a $32.3 million deferred tax benefit upon the Corporate Conversion, which reduced the effective tax rate below the statutory rate. The effect of these items was partially offset by the $11.0 million valuation allowance recorded against deferred tax assets related to the Company's investment in PSUS.

The Company records interest and penalties related to income taxes, if any, within income tax expense, and no such amounts were accrued as of June 30, 2026. The Company does not believe it has any uncertain tax positions that would result in a material change to unrecognized tax benefits within twelve months of the reporting date. Generally, the Company’s tax returns for tax years 2022 and forward remain open to examination by the respective taxing authorities.

For the tax years ending December 31, 2026 and 2025, PS Holdco and PSPG elected to be subject to the New York State and New York City Pass-Through Entity Taxes (collectively, “PTET”), which apply only to periods prior to the Corporate Conversion for PS Holdco. PTET payments made on behalf of partners were recorded in profit-sharing partner compensation and capital distributions as applicable.

Lessee arrangements

PSCM leases office space, other real estate and certain equipment under operating leases. In accordance with ASC 842, Leases (“ASC 842”), the Company determines if an arrangement is or contains a lease at inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.

Under ASC 842, the Company elected the practical expedient to not separate lease and non-lease components. The Company also elected to apply the short-term lease recognition exemption which eliminates the requirement to present in the Consolidated Statements of Financial Condition leases with a term of 12 months or less. These two practical expedients were elected for all classes of underlying assets.

For short-term leases, instead of recognizing a lease liability and right-of-use asset (“ROU asset”), the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option in the same manner as all other leases.

At the commencement date of a lease which does not qualify as a short-term lease, the Company recognizes a lease liability and an ROU asset representing the Company’s right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments, and the ROU asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives and initial direct costs. Operating lease cost is recognized on a straight-line basis over the lease term, with the cost presented as a component of general and administrative expense. The Company does not have finance leases.

PSCM’s leases require other payments such as costs related to service components, real estate taxes, common area maintenance and insurance. These costs are generally variable in nature and based on the actual costs incurred and required by the lease. As the Company has elected to not separate lease and non-lease components for all classes of underlying assets, all variable costs associated with the leases are expensed in the period incurred and are recorded in general and administrative expense. PSCM’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants. For details on PSCM’s leases with related parties, refer to Note 4. The Company does not have leases that have not yet commenced that create significant rights and obligations for the lessee.

When determining the lease term, the Company does not include renewal options unless the renewals are deemed to be reasonably certain of being exercised at the lease commencement date.

(Unaudited)

ASC 842 requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, unless that rate is not readily determinable. Alternatively, the Company is permitted to use its incremental borrowing rate (“IBR”) which is defined as the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term and in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases, both at lease commencement and when reassessment is required, such as upon modification. The IBR is calculated by considering the Company’s synthetic credit standing and existing line of credit, the impact of collateral and the term of the lease.

Offering Costs

Offering costs consist of fees related to underwriting, legal advice, regulatory filings, printing and other costs for services directly related to the PSUS IPO. Prior to the completion of the Combined Transaction, offering costs incurred by PSUS were deferred and recorded in other assets. Following the Combined Transaction, PSUS was deconsolidated from PS Inc. and any offering costs related to PSUS were no longer recorded in the books and records of PS Inc.

PS Inc. was not the direct recipient of any funds raised in the Combined Transaction, so all related offering costs incurred by the Company were expensed as incurred. Refer to Note 8 for further details.

Other Income (Expense)

Other income is primarily comprised of (i) the gain recognized on the deconsolidation of PSUS, (ii) a non-cash loss related to the derecognition of the deferred sublease incentive due to the termination of the related sublease and (iii) office space sublease income (earned prior to termination of the sublease) and the reimbursement of office services from NEOX Public Benefit LLC. Refer to Note 10 for further detail on each of these items.

Employee Benefit Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. All employees and profit-sharing partners are eligible to participate in the savings plan (the “401(k) Plan”). The 401(k) Plan allows participants to invest in a variety of mutual funds across several fund families. The Company makes a safe harbor contribution in the amount of 3% of each participant’s eligible compensation, subject to certain Internal Revenue Code limitations. The safe harbor contribution is processed on a per payroll basis for employees and annually for profit-sharing partners, regardless of whether they elect to contribute to the 401(k) Plan. Safe harbor contributions are vested immediately. For the three and six months ended June 30, 2026, expenses related to the 401(k) Plan were $67,184 and $148,520 (2025: $37,465 and $94,247) and are included in employee compensation and benefits.

Employee Compensation and Benefits

Employee compensation and benefits reflects all compensation-related items not directly related to the profit-sharing arrangements and the long-term incentive plan discussed below, and includes salaries, equity-based compensation, benefits, payroll taxes and discretionary cash bonuses. Employee compensation and benefits also includes the cost of benefits paid to partners who participated in the profit-sharing arrangements and the long-term incentive plan.

The Company generally recognizes employee compensation and benefit expenses over the related service period. On an annual basis, discretionary cash bonuses generally comprise a significant portion of total employee compensation and benefits for employees who did not hold profits interests. Discretionary cash bonuses are dependent upon a variety of factors, including the performance of the Pershing Square Funds for the year.

Compensation expense related to the issuance of equity-based awards upon and subsequent to the Combined Transaction is measured at grant-date fair value. Compensation expense for employee awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. The Company recognizes equity-based award forfeitures in the period in which they occur as a reversal of previously recognized compensation expense.

(Unaudited)

Earnings Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to PS Inc. by the weighted-average shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur from securities or other arrangements that may result in the issuance of common stock. The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested RSUs (as defined in Note 6).

On April 28, 2026, PS Holdco completed the Corporate Conversion and became PS Inc., a Nevada corporation. In connection with the Combined Transaction completed on April 30, 2026, 400,000,000 shares of common stock were issued and outstanding. Because the Corporate Conversion represented a change in legal form rather than the creation of a new business, historical limited partnership interests have been retrospectively reflected in earnings per share calculations as if the 400,000,000 shares of common stock outstanding following the Corporate Conversion had been outstanding for all periods presented.

Dividends

Following the Corporate Conversion, distributions to equity holders are made in the form of dividends on the Company's common stock. Prior to the Corporate Conversion, distributions were made in accordance with the partnership agreement of PS Holdco.

Dividends are recognized as a reduction of retained earnings when declared by the Board of Directors.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 amending ASC 740, Income Taxes, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The new guidance requires all entities to disclose, on an annual basis, income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2025 for private companies and after December 15, 2024 for public companies, with early adoption permitted. As an “emerging growth company” as defined under Section 2(a) of the Securities Act, the Company is subject to the private company adoption timeline. ASU 2023-09 should be applied prospectively, but entities may apply it retrospectively. The Company is currently assessing its impact.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain expenses including employee compensation, depreciation and intangible asset amortization on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of ASU 2024-03.

3.
INTANGIBLE ASSETS

Deferred Asset - PS Inc. IPO Shares

The Company recognized a deferred asset for the relative fair value of the shares of the Company’s common stock delivered, for no additional consideration, to each initial investor in the PSUS IPO and each private placement investor in connection with the Combined Transaction. Management concluded that the issuance of such shares was undertaken to facilitate the acquisition of long-term fee-paying capital and future management fee streams associated with PSUS, therefore providing benefits beyond the date of issuance. Accordingly, the Company accounted for the value of the shares as an asset associated with obtaining future revenue-generating arrangements.

The deferred asset is amortized as contra-revenue in management fees on a straight-line basis over a period of 10 years beginning April 30, 2026. The Company assessed this deferred asset for impairment and determined that it was fully recoverable over the amortization period of 10 years; therefore, no impairment was recognized.

(Unaudited)

The following table summarizes the carrying amount of the Deferred Asset - PS Inc. IPO Shares:

	June 30, 2026	December 31, 2025
Deferred Asset - PS Inc. IPO Shares	$610,223,497	$—
Accumulated amortization	(10,192,671)	—
Deferred Asset - PS Inc. IPO Shares, net	$600,030,826	$—

For the three and six months ended June 30, 2026, the amortization recognized on the Deferred Asset - PS Inc. IPO Shares as contra-revenue totaled $10,192,671.

Deferred HHH Service Agreement Premium

Consistent with ASC 606, the Company considers the HHH Services Agreement and the Share Purchase Agreement, both dated May 5, 2025, by and between HHH and PS Holdco (the “HHH Share Purchase Agreement”, and together, the “HHH Agreements”) to be one contract as they were executed at the same time with a single commercial objective. As a result, the $900,000,000 purchase price was recognized as two separate amounts following the execution of the HHH Agreements: (i) a $607,230,000 investment in HHH, which was calculated as 9,000,000 shares multiplied by HHH’s publicly traded price of $67.47 as of the close of business on May 2, 2025, the most recent observable price at the time (refer to Note 5 for details on the classification and fair value election for this investment), and (ii) a $292,770,000 deferred asset for the premium paid above HHH’s publicly traded share price (the “Deferred HHH Premium”), which is deemed to represent the amount paid to obtain the HHH Services Agreement.

The Deferred HHH Premium is amortized on a straight-line basis as contra-revenue in management fees over a period of 20 years starting on May 5, 2025. The Company assessed the Deferred HHH Premium for impairment and determined that it was fully recoverable over the amortization period of 20 years; therefore, no impairment was recognized.

The following table summarizes the carrying amount of the Deferred HHH Premium:

	June 30, 2026	December 31, 2025
Deferred HHH Premium	$292,770,000	$292,770,000
Accumulated amortization	(16,930,793)	(9,611,543)
Deferred HHH Premium, net	$275,839,207	$283,158,457

For the three and six months ended June 30, 2026, the Deferred HHH Premium amortization recognized as contra-revenue totaled $3,659,625 and $7,319,250 (2025: $2,292,293 and $2,292,293).

The following table summarizes the estimated amortization of the Company’s intangible assets for each of the next five years:

For the Years Ended December 31,	Deferred HHH Premium	Deferred Asset - PS Inc. IPO Shares
2026 (Remaining)	$7,319,250	$30,745,104
2027	14,638,500	60,988,931
2028	14,638,500	61,156,024
2029	14,638,500	60,988,931
2030	14,638,500	60,988,931

4.
RELATED PARTY TRANSACTIONS

Management Fees

The Company earns all of its management fees from the Pershing Square Funds and HHH. The Pershing Square Funds are considered related parties as PSCM manages their operations and makes investment decisions on their behalf as investment manager. HHH is considered a related party as an equity method investee.

(Unaudited)

For the three and six months ended June 30, 2026, PSCM earned management fees from the Pershing Square Funds of $64,178,150 and $121,558,278 (2025: $50,160,964 and $102,363,333). PSCM may elect to waive the management fee with respect to certain partners or shareholders of the Pershing Square Funds in accordance with each Pershing Square Fund’s organizational documents. Pursuant to the HHH Services Agreement, for the three and six months ended June 30, 2026, PSCM reduced management fees for the Pershing Square Funds by $1,102,242 and $3,210,910 (2025: $700,624 and $700,624), which was calculated as the HHH Fees multiplied by the percentage of HHH’s shares outstanding held by the Pershing Square Funds that were attributable to fee-paying capital.

For the three and six months ended June 30, 2026, PSCM earned a Base Management Fee of $3,786,000 and $7,572,000 (2025: $2,348,901 and $2,348,901) and a Variable Management Fee of $63,811 and $63,811 (2025: $540,114 and $540,114).

The following table presents a summary of all sources of management fees:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Pershing Square Holdings, Ltd.	$45,693,694	$46,643,397	$99,927,410	$95,092,821
Pershing Square USA, Ltd.	16,535,543	—	16,535,543	—
Pershing Square, L.P.	1,354,809	2,419,448	3,704,778	4,935,572
Pershing Square International, Ltd.	594,104	1,098,119	1,390,547	2,334,940
HHH Base Management Fee	3,786,000	2,348,901	7,572,000	2,348,901
HHH Variable Management Fee	63,811	540,114	63,811	540,114
Total Management Fees - Gross	$68,027,961	$53,049,979	$129,194,089	$105,252,348

Less: Amortization of Deferred Asset - PS Inc. IPO Shares	(10,192,671)	—	(10,192,671)	—
Less: Amortization of Deferred HHH Premium	(3,659,625)	(2,292,293)	(7,319,250)	(2,292,293)

Total Management Fees - Net	$54,175,665	$50,757,686	$111,682,168	$102,960,055

PSCM received in advance the $3,786,000 HHH Base Management Fee for the three months ended September 30, 2026, which is recorded in deferred revenue as of June 30, 2026.

Performance Fees / Allocations

The Company earns all of its performance fees/allocations from PSH and the Private Funds, each of which is a related party. Generally, performance fees are paid annually and based on mark-to-market returns including realized and unrealized gains.

Pershing Square Holdings, Ltd.

PSCM receives a “Variable Performance Fee” from PSH in an amount equal to 16% of the NAV appreciation (before giving effect to accrued performance fees) attributable to the fee-paying shares of PSH above a high-water mark minus a fee reduction of (i) 20% of the performance fees earned by PSCM from non-PSH funds (PSLP and PSINTL) and (ii) 20% of management fees earned from any non-PSH funds that invest in public securities and do not charge performance fees (as of June 30, 2026, only PSUS; as of December 31, 2025, none).

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

(Unaudited)

For the three and six months ended June 30, 2026, there was no Variable Performance Fee (2025: $502,149 and $552,270). As of June 30, 2026, no portion of the Variable Performance Fee remained receivable from PSH (December 31, 2025: $486,622,392).

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

For the three and six months ended June 30, 2026, there was no PSINTL Performance Fee (2025: $996,891 and $1,048,833). As of June 30, 2026, none of the PSINTL Performance Fee remained receivable from PSINTL (December 31, 2025: $10,708,077).

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

For the three and six months ended June 30, 2026, the PSLP Performance Allocation was $1,107 (2025: $922,410 and $922,567). The Company has no direct equity interest in PSGP, and as a result, all income from PSGP is reflected in net income attributable to non-controlling interest. PSGP may, in its sole discretion, elect to waive the PSLP Performance Allocation with respect to any limited partner of PSLP.

Variable Compensation Agreement

Per the Variable Compensation Agreement between CompCo, PSCM and PS Holdco (the “VCA”), PS Holdco was entitled to receive from PSCM the following performance fee amounts:

(i) with respect to PSH, an amount equal to the 16% performance fee that would have been earned if PSH had experienced a net of management fee return of 5% per year above its high-water mark; and

(ii) with respect to PSINTL, an amount equal to the 20% performance fee that would have been earned if PSINTL experienced a net of management fee return of 5% per year above its high-water mark less the portion of such performance fee that would offset performance fees payable by PSH ((i) and (ii) collectively the “Preferred Performance Fee”).

Further, per the VCA, CompCo was entitled to receive from PSCM the following amounts, in each case solely to the extent such amount exceeded the Preferred Performance Fee PS Holdco received from PSCM and net of any applicable taxes:

(i) with respect to PSH, all performance fees received from PSH, inclusive of the portion of management fees and performance fees received from PSINTL that offset performance fees payable by PSH, and

(ii) with respect to PSINTL, all performance fees received from PSINTL, exclusive of the portion of such performance fees that would offset performance fees payable by PSH ((i) and (ii) collectively the “Subordinated Performance Fee”).

(Unaudited)

The VCA was terminated in connection with the Combined Transaction and PSCM issued profits interests to the Company (the “Preferred Profits Interest”) and to CompCo (the “Subordinated Profits Interest”). The terms of the Preferred Profits Interest and the Subordinated Profits Interest generally provide for the same calculation of Preferred Performance Fees and Subordinated Performance Fees, and the same allocation of such fees between the Company and CompCo, as previously provided by the VCA.

For the six months ended June 30, 2026, there was no Preferred Performance Fee or Subordinated Performance Fee (2025: $1,601,103, and $0, respectively). Both the Preferred Performance Fee and Subordinated Performance Fee are recognized in revenue and are part of the amounts disclosed in “Performance Fees / Allocations” above. The Preferred Performance Fee is retained by the Company and is available for distribution to shareholders.

As CompCo is a vehicle used to compensate partners and employees, the Company considers its relationship with CompCo to be a service contract. Prior to the Combined Transaction, the Subordinated Performance Fee, if earned, was recorded in profit-sharing partner compensation. Subsequent to the Combined Transaction, the Subordinated Performance Fee, if earned, will be recorded in employee compensation and benefits.

Affiliates Fee Rebate

Prior to April 30, 2026, management fees and performance fees paid through the PSH public shares held by PSCM’s partners, employees and certain of their affiliated entities were rebated (the “Affiliate Rebate”) to such shareholders on a quarterly basis for management fees and on an annual basis for crystallized performance fees through an allocation of part of PSPG’s distribution from PS Holdco to the affiliated PSH shareholders. The Affiliate Rebate was recognized by PSCM as an expense paid by PSPG on PSCM’s behalf. For the three and six months ended June 30, 2026, the Affiliate Rebate totaled $12,117,456 and $26,592,930 (2025: $12,658,460 and $24,269,983). As of June 30, 2026, there was no remaining Affiliate Rebate payable (December 31, 2025: $24,143,741).

Office Space License

Prior to January 1, 2026, PSCM licensed a portion of its office space to Mr. Ackman’s family office, TABLE, under a license agreement. For the three and six months ended June 30, 2025, TABLE paid $294,869 and $589,738 for office space, which is included in other income.

The agreement also granted TABLE the use of a designated portion of PSCM’s office space and certain office-related services, including information technology and general administrative services. Following January 1, 2026, only certain office-related services were still used by TABLE. For the three and six months ended June 30, 2026, TABLE paid $94,089 and $158,455 (2025: $134,079 and $268,159) for office-related services, which is included in other income.

Ownership in Landlord Entity

Georgetown Eleventh Avenue Owners, LLC (the “Landlord”), owns the building in which PSCM rents office space. Mr. Ackman and certain of Mr. Ackman’s affiliates are indirectly invested in the Landlord.

PSH Share Agreement

On December 15, 2025, the Company entered into a PSH Share Agreement with Mr. Ackman and certain other affiliates (together with Mr. Ackman, the “Shareholders”) for no consideration, pursuant to which each Shareholder granted the Company the right, but not the obligation, to acquire from such Shareholder a certain percentage of the outstanding ordinary shares of PSH (the “Subject PSH Shares”) in exchange for shares in the Company at an agreed upon ratio (the “PSH Share Acquisition”). As of June 30, 2026, the Subject PSH Shares represented approximately 26% of the total number of PSH shares issued and outstanding. Pursuant to the PSH Share Agreement, the Company has the right to consummate the PSH Share Acquisition at any time on or after the ninth anniversary, and on or before the tenth anniversary, of the Corporate Conversion. As such, no PSH shares were acquired as of June 30, 2026.

(Unaudited)

5.
FAIR VALUE INVESTMENTS

Investments

Investment in HHH

The Company’s investment in HHH is classified as an equity method investment as the Company is deemed to exert significant influence over HHH, given (i) the Company’s ability to vote via PSCM’s direct ownership and the Pershing Square Funds’ ownership of HHH and (ii) PSCM’s right to designate directors on the Board of Directors of HHH. The Company has elected the fair value option for this investment with changes in fair value recognized through profit and loss. The Company’s investment in HHH is a Level I investment in the fair value hierarchy as shares of its common stock are publicly traded and quoted prices are readily available.

As of June 30, 2026, the Company’s investment in HHH was valued at $643,410,000 (December 31, 2025: $717,930,000), which represented an ownership percentage of approximately 15.1% (December 31, 2025: 15.2%). For the three and six months ended June 30, 2026, the Company recorded an unrealized gain of $74,070,000 and an unrealized loss of $74,520,000 from its investment in HHH (2025: gain of $270,000 and $270,000).

The summarized financial information of HHH is as follows:

Summarized Financial Information - HHH	June 30, 2026	December 31, 2025
Statement of Financial Condition
Assets
Net investment in real estate	$6,969,318,000	$7,367,055,000
All other assets	8,940,725,000	3,272,406,000
Total assets	$15,910,043,000	$10,639,461,000
Liabilities and Equity
Mortgages, notes, and loans payable, net	$5,456,403,000	$5,109,828,000
Reserves for claims and claim expenses	2,115,416,000	—
All other liabilities	3,308,487,000	1,687,387,000
Total liabilities	10,880,306,000	6,797,215,000
Total equity	5,029,737,000	3,842,246,000
Total liabilities and equity	$15,910,043,000	$10,639,461,000

	Three months ended	Six months ended	For the period from May 5, 2025 to June 30, 2025
	June 30, 2026
Statement of Operations
Total revenues	$1,122,327,000	$1,358,244,000	$214,339,458
Total expenses	(895,599,000)	(1,080,967,000)	(150,257,843)
Total other income (loss)	12,862,000	12,989,000	807,844
Operating income (loss)	239,590,000	290,266,000	64,889,459
Net income (loss)	156,957,000	165,022,000	(4,045,224)
Net income (loss) attributable to common stockholders	$158,365,000	$166,591,000	$(4,080,379)

(Unaudited)

Investment in PSLP

PSGP’s investment in PSLP is considered an equity method investment as PSCM is deemed to exert significant influence over PSLP as the fund’s investment manager. The Company has elected the fair value option for this investment. Fair value for PSGP’s investment in PSLP is determined using the net asset value of PSLP in accordance with the “practical expedient” as defined by GAAP. In accordance with ASC 810-20, investments that are measured at fair value using the net asset value per share practical expedient are not required to be classified in the fair value hierarchy.

As of June 30, 2026, PSGP had an investment of $56,820,724 (December 31, 2025: $79,288,239) in PSLP, which represented an ownership percentage of approximately 5.8% (December 31, 2025: 5.2%). For the three and six months ended June 30, 2026, PSGP recorded an unrealized gain of $2,149,815 and an unrealized loss of $8,793,965 (2025: gain of $8,577,450 and $8,670,578) from its investment in PSLP.

Members in PSGP can withdraw all of their partnership interest each calendar quarter upon 45 days prior written notice, but are subject to (i) PSCM’s contractual or regulatory restrictions on trading, or “trading windows” whereby PSCM may be in possession of any material nonpublic information regarding one or more of PSLP’s portfolio companies and (ii) any other limitations on withdrawals as set forth in the general partner agreement.

Investment in PSUS Common Shares

Concurrently with the Combined Transaction, PS Inc. increased the Company’s total investment in PSUS common shares from $17.1 million to $200 million, and its ownership of PSUS dropped from 100% to 4.0%. Subsequent to the Combined Transaction and loss of control over PSUS, the Company’s investment in PSUS common shares is classified as an equity method investment as the Company is deemed to exert significant influence over PSUS as the fund’s investment manager. The Company has elected the fair value option for this investment with changes in fair value recognized through profit and loss. The Company’s investment in PSUS common shares is a Level I investment in the fair value hierarchy as its shares are publicly traded and quoted prices are readily available.

As of June 30, 2026, the Company’s investment in PSUS common shares was valued at $149,520,000, which represented an ownership percentage of approximately 4.0%. For the three and six months ended June 30, 2026, the Company recorded an unrealized loss of $50,480,000 from its investment in PSUS common shares.

Investment in PSUS Preferred Shares

Concurrently with the Combined Transaction and investment in PSUS common shares, the Company invested $50 million in PSUS preferred shares. Dividends on the preferred shares accumulate at an annual rate of 7.50%. The preferred shares have a liquidation preference of $50 million ($50.00 per share) and provide the Company with the right to elect two trustees to the PSUS board of trustees. The PSUS preferred shares are considered a debt security under ASC 320 for which the Company has elected the fair value option, so changes in fair value for this investment are recognized through profit and loss. The Company’s investment in PSUS preferred shares is a Level III investment in the fair value hierarchy as its fair value is determined using unobservable inputs.

As of June 30, 2026, the Company’s investment in PSUS preferred shares was valued at $50,130,000. For the three and six months ended June 30, 2026, the Company recorded an unrealized gain of $130,000 from its investment in PSUS preferred shares.

Sale Restrictions on Equity Securities

Under the terms of its investments in PSUS common shares and PSUS preferred shares in connection with the Combined Transaction, PS Inc. is required to maintain $100 million and $50 million of the Company’s investment in PSUS common and preferred shares (or a substantially equivalent economic position), respectively, for at least 25 years following the consummation of the Combined Transaction.

(Unaudited)

Fair Value Hierarchy

Leveling

The following tables summarize the valuation of the Company’s financial assets that fall within the fair value hierarchy:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalents	$8,624,637	$—	$—	$—	$8,624,637
Equity investments
Investment in HHH, at fair value	643,410,000	—	—	—	643,410,000
Investment in PSLP, at fair value	—	—	—	56,820,724	56,820,724
Investment in PSUS, at fair value	149,520,000	—	50,130,000	—	199,650,000
Total equity investments	792,930,000	—	50,130,000	56,820,724	899,880,724
Total assets	$801,554,637	$—	$50,130,000	$56,820,724	$908,505,361

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalents	$54,058,172	$—	$—	$—	$54,058,172
Equity investments
Investment in HHH, at fair value	717,930,000	—	—	—	717,930,000
Investment in PSLP, at fair value	—	—	—	79,288,239	79,288,239
Total equity investments	717,930,000	—	—	79,288,239	797,218,239
Total assets	$771,988,172	$—	$—	$79,288,239	$851,276,411

Level III Investments

The following table summarizes the changes in the fair value of the Company’s Level III investments:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$—	$—	$—	$—
Purchases	50,000,000	—	50,000,000	—
Sales	—	—	—	—
Change in unrealized value	130,000	—	130,000	—
Balance, end of period	$50,130,000	$—	$50,130,000	$—

The following table provides quantitative information about the inputs used to determine the fair value of the PSUS preferred shares:

Level III Investment	Fair Value at June 30, 2026	Valuation Technique	Unobservable Input	Ranges(1)
Investment in PSUS preferred shares	$50,130,000	Discounted cash flow	Discount rate	7.00% - 8.00% (7.50%)

(1) The percent in parentheses is the midpoint of the disclosed range

(Unaudited)

6.
EQUITY-BASED COMPENSATION

LTIP and Profit Sharing

Prior to April 28, 2026, certain awards (the “Profits Interest Awards”) entitled certain profit-sharing partners to a portion of the net profits earned by PSGP and PSPG. Profits Interest Awards did not represent a substantive class of equity under ASC 718, Compensation (“ASC 718”) and were accounted for as cash-based profit-sharing arrangements. As such, amounts distributed or allocated to profit-sharing partners were included in profit-sharing partner compensation in the Consolidated Statements of Operations.

Prior to April 28, 2026, awards under the Long-Term Incentive Plan (“LTIP” and the “LTIP Awards”) entitled certain other profit-sharing partners (the “LTIP Partners”) to cash distributions of management fee-based and performance-based net profits pursuant to the terms of their respective agreements and granted them a reduced percentage of their Profits Interest Awards upon retirement under certain circumstances as described in the LTIP. Generally, LTIP Partners’ LTIP Awards vested after 10 years of tenure as a profit-sharing partner. Each LTIP Partner held LTIP Awards in PSGP and PSPG in the same percentages.

The LTIP Awards were treated as a separate class of profits interests from the Profits Interest Awards. The LTIP Awards were accounted for based on their substance. Portions of the LTIP Awards where rights to distributions of profits were based fully on the discretion of Mr. Ackman, or any successor thereof, were in substance a profit-sharing arrangement and were therefore recorded within profit-sharing partner compensation. Other portions of the LTIP Awards, when fully vested, entitled LTIP Partners upon retirement to a distribution equal to the percentage outlined in each of their agreements in perpetuity (the “permanent profits-interests”) and represented a substantive class of equity. The fair value of such permanent profits-interests was recognized on a straight-line basis over a service period of up to 10 years. The amortization of these awards was included in profit-sharing partner compensation in the Consolidated Statements of Operations.

All cash distributions resulting from PSPG’s Profits Interest Awards and the non-permanent portion of PSPG’s LTIP Awards (collectively, the “non-permanent profits-interests”) were recorded in profit-sharing partner compensation. The portion of cash distributions resulting from permanent profits-interests were recorded as capital distributions.

On April 28, 2026, in connection with the Combined Transaction, additional permanent profits-interests with a grant-date fair value of $60,966,153 were granted to certain LTIP Partners. No other grants of permanent profits-interests were made for the three and six months ended June 30, 2026 and 2025.

During the three and six months ended June 30, 2026, $567,551 and $752,958 (2025: $361,881 and $719,785) of permanent profits-interests that were granted in prior years vested, and no permanent profits-interests were forfeited. No further permanent profits-interests remain unvested as of April 28, 2026.

The following table summarizes the components of profit-sharing partner compensation expense as well as the total distributions resulting from permanent profits-interests:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
New grants of permanent profits-interests	$60,966,153	$—	$60,966,153	$—
Profit-sharing partner compensation	6,178,821	8,084,727	17,759,933	23,175,047
CompCo 2025 Subordinated Performance Fee	1,541,400	—	1,541,400	—
Amortization of unvested grants of permanent profits-interests	567,551	361,881	752,958	719,785
Total profit-sharing partner compensation	$69,253,925	$8,446,608	$81,020,444	$23,894,832

LTIP permanent profits-interest distributions	$3,377,897	$4,718,610	$9,718,641	$11,455,031

(Unaudited)

On April 28, 2026, in connection with the Combined Offering, the Profits Interest Awards and non-permanent portion of the LTIP Awards were converted to M Units, as defined and described in “M Unit Awards.” The permanent profits-interests were converted to vested PS Inc. shares, a conversion which did not require the recognition of new grants per ASC 718.

M Unit Awards

In connection with the Combined Offering, on April 28, 2026, PS Inc. approved and PSPG granted 86,493,537 of redeemable interests in PSPG (“M Units”) to the Company’s founder and 97,796,162 to the Company’s partners. For our partners, M Units were issued in replacement of their non-permanent profits-interests; shares of the Company’s common stock were issued directly in return for partners’ permanent profits-interests. Upon vesting, M Units may be redeemed, subject to certain conditions, for a proportional number of outstanding shares of the Company’s common stock held by PSPG. Accordingly, the shares associated with M Units are not dilutive to PS Inc.’s 400 million shares of common stock outstanding.

The M Units held by the Company’s founder are fully vested upon issuance and not subject to vesting or forfeiture. The M Units held by each other recipient are subject to vesting and forfeiture over a requisite service period. The standard vesting schedule provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4, (ii) 8.33% in years 5 to 7, and (iii) vesting 16.67% in years 8 to 10. If a recipient of M Units terminates as a result of death or disability, or is terminated without cause, such recipient shall be entitled to catch-up vesting as if their vesting schedule provided for annual vesting on a straight-line basis over 10 years (i.e., 10% each year end). One recipient has a condensed vesting schedule, which follows the aforementioned schedules except that it has a cliff vest of all unvested M Units in year 5. Subject to certain requirements, recipients will also receive prorated vesting for the elapsed portion of the year in which their applicable termination occurs. In addition, recipients of unvested M Units will be entitled to accelerated vesting of 100% of their unvested M Units in the event that PSPG is subject to a qualifying change in control, dissolution or liquidation.

The following table presents a rollforward of the Company’s unvested M Units for the six months ended June 30, 2026:

	M Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	97,796,162	23.39
Vested	—	—
Forfeited	—	—
Unvested as of June 30, 2026	97,796,162	$23.39

Restricted Stock Units (“RSUs”)

In connection with the IPO, the Company established the Pershing Square Inc. 2026 Equity Incentive Plan (the “Equity Incentive Plan”) under which 20,000,000 shares of common stock were reserved in order to compensate and incentivize the Company’s employees and non-employee service providers. On April 28, 2026, the Company granted 2,816,800 RSUs (“IPO Awards”) to be accounted for under ASC 718. Each RSU entitles the holder to receive one share of the Company’s common stock upon vesting, subject to the holder’s continued service through the applicable vesting date. For employees subject to withholding tax, the Company will withhold a portion of their vested shares to cover the taxes owed and deliver only the remaining “net” shares to the holder (“net settlement”). The standard vesting schedule provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4, (ii) 8.33% in years 5 to 7, and (iii) 16.67% in years 8 to 10. However, certain employees and non-employees achieve full vesting at December 31, 2026 or December 31, 2031.

From time to time after the IPO, the Company may also grant additional RSU awards under the Equity Incentive Plan. On June 4, 2026, HHH completed its acquisition of Vantage Group Holdings Ltd. In anticipation of this acquisition, Marc Grandisson, former CEO of Arch Capital Group Ltd., agreed to serve as a strategic adviser to PS Inc. and its affiliates, including PSCM, effective March 5, 2027. As compensation for these services, PS Inc. agreed to grant Mr. Grandisson 400,000 RSUs to be legally granted on April 1, 2027 (“Strategic Advisor Award”). These RSUs will vest over approximately a three year period, beginning on April 1, 2027 and ending on February 1, 2030. Under ASC 718, the grant date is deemed to be April 28, 2026. However, the Company will recognize the cost of the awards on a straight-line basis over the period in which Mr. Grandisson is providing services, corresponding to the legal vesting period.

(Unaudited)

The following table presents a rollforward of the Company’s unvested RSU Awards for the six months ended June 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	3,216,800	21.07
Vested	—	—
Forfeited	(4,800)	23.12
Unvested as of June 30, 2026	3,212,000	$21.06

The following table summarizes the non-cash amortization expense related to the Company’s equity-based compensation for the six months ended June 30, 2026. Amortization expense related to equity-based compensation for employees is recorded in employee compensation and benefits. The amortization expense for the three months ended June 30, 2026 is the same as the amounts presented in this table.

Stock Compensation Amortization	M Units	RSUs	Total
Unamortized as of December 31, 2025	$—	$—	$—
Granted	2,287,364,213	67,766,202	2,355,130,415
Amortized	(43,298,384)	(1,474,395)	(44,772,779)
Forfeited	—	(110,993)	(110,993)
Unamortized as of June 30, 2026	$2,244,065,829	$66,180,814	$2,310,246,643

As of June 30, 2026, the unrecognized compensation expense related to the M Units and RSU Awards is expected to be recognized over the weighted average remaining service period of 9.23 years and 8.15 years, respectively. No shares were withheld to satisfy employee tax obligations related to the RSUs during the three and six months ended June 30, 2026.

7.
EARNINGS PER SHARE

The Company has outstanding equity-based compensation arrangements, including RSUs granted under the Pershing Square Inc. 2026 Equity Incentive Plan and M Units. RSUs are included in diluted EPS using the treasury stock method when their effect is dilutive. M Units are not included in diluted EPS because redemption of M Units is settled using existing shares held by PSPG and does not result in the issuance of additional shares by the Company.

For the three and six months ended June 30, 2026, the Company reported a net loss attributable to PS Inc. Accordingly, the effect of potentially dilutive securities was excluded from diluted earnings per share because inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share were identical for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to PS Inc., basic and diluted	$(42,695,385)	$23,669,603	$(190,285,238)	$43,400,433
Denominator
Weighted-Average shares of common stock outstanding, basic	400,000,000	400,000,000	400,000,000	400,000,000
Dilutive effect of RSUs	—	—	—	—
Weighted-Average shares of common stock outstanding, diluted	400,000,000	400,000,000	400,000,000	400,000,000
Net income (loss) per share of common stock
Basic	$(0.11)	$0.06	$(0.48)	$0.11
Diluted	$(0.11)	$0.06	$(0.48)	$0.11

(Unaudited)

The following table presents potentially dilutive common stock excluded from the computation of diluted net income (loss) per share because the impact of including them would have been antidilutive.

	As of June 30,
	2026	2025
Unvested RSUs	3,212,000	—

8.
GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents the components of general and administrative expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Professional fees	$8,117,790	$2,847,076	$19,672,323	$8,980,951
Travel and entertainment	1,075,555	1,178,017	2,719,165	1,871,657
Office costs	997,902	619,531	1,583,765	1,228,535
Occupancy	517,271	1,514,073	1,437,973	2,963,514
Information technology	761,856	643,044	1,477,802	1,302,971
Insurance	470,615	147,322	637,470	294,631
Other expenses	74,231	435,339	433,793	835,414
Dues & memberships	42,198	41,950	81,826	83,768
Total General and Administrative Expense	$12,057,418	$7,426,352	$28,044,117	$17,561,441

For the three and six months ended June 30, 2026, professional fees includes $5,100,408 and $11,687,816 (2025: $1,565,636 and $4,007,752) of expensed offering costs related to the Company’s IPO. The Company was not the direct recipient of any funds raised in the offering, so all related offering costs were expensed as they were incurred.

9.
DEBT OBLIGATIONS

Lines of Credit

Prior to April 29, 2026, PSCM had two lines of credit from JPMorgan Chase Bank, N.A. (the “Lender”): (i) the “2014 Line of Credit” and (ii) the “2021 Line of Credit” (collectively, the “JPM Lines of Credit”). In connection with the Combined IPO, on April 29, 2026, PSCM fully repaid all outstanding balances and closed the JPM Lines of Credit.

During the three and six months ended June 30, 2026 and 2025, PSCM did not borrow or repay any principal on the JPM Lines of Credit, other than the final repayment. As of the repayment date and December 31, 2025, $34.8 million of principal was outstanding and $10.2 million was left undrawn on the 2014 Line of Credit, and there was no principal balance outstanding with $80.0 million left undrawn on the 2021 Line of Credit. The principal amount outstanding on the 2014 Line of Credit as of December 31, 2025 is included in loans payable. The outstanding borrowings of the 2014 Line of Credit had an annual interest rate of the Secured Overnight Financing Rate (“SOFR”) screen rate +2.20%, and any outstanding borrowings of the 2021 Line of Credit would have had an annual interest rate of the SOFR screen rate + 2.35%.

The Lines of Credit were unsecured and personally guaranteed by Mr. Ackman (the “Guarantor”). The Lines of Credit included provisions that limited the ability of PSCM to incur additional indebtedness or to create additional liens or other encumbrances on PSCM or the Guarantor’s assets, aside from additional financing from the Lender and certain other permitted indebtedness. The 2014 Line of Credit required the Guarantor to maintain a net worth of at least $1 billion, exclusive of any interest in PSCM. The Guarantor was also required to maintain at least $250 million of aggregate liquidity that was free and clear of any and all encumbrances, consisting of liquid assets at the bank, and/or beneficial ownership in PSCM or equity in third-party hedge funds with quarterly liquidity or better. PSCM and the Guarantor had complied with the financial covenants imposed by the 2014 Line of Credit agreement throughout the borrowing period. The 2021 Line of Credit was secured by a pledge and security agreement whereby PSCM granted the Lender a security interest in PSCM’s management fees.

(Unaudited)

Senior Secured Credit Facilities

On April 30, 2026, in connection with the Combined Transaction, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of banks led by Bank of America, N.A., as administrative agent. The Credit Agreement provides for (i) a senior secured revolving credit facility with an aggregate principal amount of $250.0 million (the "2026 Revolver") and (ii) a senior secured term loan facility with an aggregate principal amount of $100.0 million (the "2026 Term Loan," and together with the 2026 Revolver, the "Senior Credit Facilities"). The Senior Credit Facilities mature on April 30, 2029.

The Credit Agreement also provides for an uncommitted incremental facility option, permitting the Company to request additional revolving or term loan commitments of up to $100.0 million, which would increase total capacity under the Senior Credit Facilities to $450.0 million. Availability under the incremental facility is subject to reduction by certain other incremental indebtedness the Company may incur. Because the incremental facility is uncommitted, any such increase is subject to the receipt of commitments from existing or new lenders, none of which is obligated to provide the additional amount, and to the satisfaction of customary conditions.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at the Company's option, either (i) Term SOFR plus an applicable margin or (ii) a base rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) Bank of America's publicly announced prime rate, (c) Term SOFR plus 1.00% and (d) 1.00%, in each case plus an applicable margin. The applicable margins vary based on the Company's consolidated leverage ratio. For the periods presented, the Senior Credit Facilities accrued an interest rate of SOFR +1.75%.

The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries and are secured by first-priority liens on substantially all of the assets of the loan parties, subject to customary exceptions and exclusions. The Credit Agreement contains financial covenants requiring the Company to (i) maintain a consolidated leverage ratio of no greater than 2.50 to 1.00, (ii) maintain minimum assets under management and (iii) limit declines in the net asset value of specified funds, in each case as set forth in the Credit Agreement. The Credit Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

In connection with entering into the Credit Agreement, the Company incurred $2,992,917 of up-front costs which are deferred as debt discount and issuance costs. Deferred costs are presented as a direct deduction from the carrying amount of the related borrowings and amortized to interest expense using the effective interest method over the three-year term. Additionally, the Company is obligated to pay a quarterly commitment fee on the undrawn portion of the 2026 Revolver based on the Company’s consolidated leverage ratio. For the periods presented, the commitment fee is 0.20% of the unused balance of the 2026 Revolver and is recorded in interest expense.

The following table summarizes the Company’s outstanding debt as of June 30, 2026:

Maturities of Debt	2026 Revolver	2026 Term Loan	Unamortized Debt Issuance Costs	Total
2026 (Remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	134,809,000	100,000,000	(2,823,764)	231,985,236
2030	—	—	—	—
Total Debt Obligations	$134,809,000	$100,000,000	$(2,823,764)	$231,985,236

(Unaudited)

The following tables summarize the interest expense and average interest rate of the Company’s outstanding debt:

	Three months ended June 30,
	2026		2025
	Interest Expense	Average Rate	Interest Expense	Average Rate
Borrowings
2026 Revolver	1,230,180	5.39%	$—	—
2026 Term Loan	912,536	5.39%	—	—
2014 Line of Credit	159,471	5.69%	574,480	6.53%
2021 Line of Credit	—	—	—	—
Other
Deferred costs	169,153		—
Commitment fee	39,677		—
Total Interest	$2,511,017		$574,480

	Six months ended June 30,
	2026		2025
	Interest Expense	Average Rate	Interest Expense	Average Rate
Borrowings
2026 Revolver	$1,230,180	5.39%	$—	—
2026 Term Loan	912,536	5.39%	—	—
2014 Line of Credit	673,767	5.86%	1,142,536	6.53%
2021 Line of Credit	—	—	—	—
Other
Deferred costs	169,153		—
Commitment fee	39,677		—
Total Interest	$3,025,313		$1,142,536

10.
EQUITY

The Company completed the Corporate Conversion on April 28, 2026 pursuant to which Pershing Square Holdco, L.P. converted into Pershing Square Inc., a Nevada corporation. Additional information regarding the Corporate Conversion and related transactions is included in Note 1.

Authorized Capital Stock

Pursuant to the Company's Articles of Incorporation, the Company is authorized to issue:

1,000,000,000 shares of common stock, par value $0.001 per share; and

100,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2026, 400,000,000 shares of common stock and one special voting share, which is classified as preferred stock, were issued and outstanding. No other shares of preferred stock were issued and outstanding. The Board of Directors is authorized, subject to applicable law and the Company's organizational documents, to establish one or more series of preferred stock and determine the rights, preferences and privileges associated with such series.

(Unaudited)

Special Voting Share

Upon completion of the Corporate Conversion, the non-economic interest previously held by Holdco GP was converted into one special voting share of PS Inc., which is currently held by ManagementCo. The special voting share has only voting power (which will in no event be less than one vote) equal to that number of votes required, when taken together with the aggregate voting power of the shares of the Company’s common stock over which ManagementCo then has voting power, to give ManagementCo a majority of the aggregate voting power of the special voting share and the then-outstanding shares of the Company’s common stock.

The special voting share does not participate in dividends or other economic distributions and does not share in the Company's earnings or losses, and is not considered a participating security under ASC 260, Earnings Per Share. The existence of the special voting share therefore has no effect on the Company's calculation of basic or diluted earnings per share. Accordingly, the special voting share would have no impact for as long as ManagementCo continues to hold a majority of the Company’s common stock, but, in the event this were no longer the case, would protect the Company from change of control events, such as the risk that changes in the ownership of the Company’s voting securities could be deemed to have resulted in an “assignment” of PSCM’s investment management agreements under the Investment Company Act of 1940 or the Investment Advisers Act of 1940, as amended, or a “change of control” under the indentures governing PSH’s senior notes.

Dividends

The Company did not declare any dividends during the three and six months ended June 30, 2026.

11.
COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company’s business, including without limitation, the investment activities of the Pershing Square Funds. PSCM is subject to regulation, oversight and examination by regulatory agencies in the U.S. and globally that have, or may in the future have, regulatory authority over the Company and its business activities. This regulatory environment may result in agency examinations, investigations, litigation and subpoenas, and material costs related to each. As of June 30, 2026 and December 31, 2025, other than the lawsuit detailed below, there were no known regulatory investigations, claims or litigation against the Company.

On February 9, 2026, certain alleged stockholders of HHH, Charter Township of Shelby Fire & Police Retirement System, MVS Marine LLC and Kurtis Solberg (the “Plaintiffs”), filed a lawsuit in the Delaware Court of Chancery against PSCM, PS Holdco and Mr. Ackman (the “Pershing defendants”) and Ben Hakim and certain other directors of HHH (the “HHH director defendants”) captioned Charter Township of Shelby Fire & Police Retirement System v. Pershing Square Capital Management, L.P., C.A. No. 2026-0184-BWD. The lawsuit alleges claims on behalf of a putative class of HHH stockholders and derivatively on behalf of HHH and contends that (i) the HHH Share Purchase Agreement and related transactions amounted to a transfer of control of HHH to the Pershing defendants, (ii) the HHH director defendants breached their fiduciary duties by approving the transaction at an unfair price and (iii) the Pershing defendants aided and abetted those alleged breaches of fiduciary duty. The Plaintiffs also seek a declaratory judgment that the HHH Services Agreement is invalid and unenforceable under the Delaware General Corporation Law. The complaint seeks, among other things, injunctive relief preventing enforcement of the HHH Services Agreement, certain other equitable relief, unspecified damages and an award of costs and disbursements, including attorneys’ fees. The Pershing defendants filed a motion to dismiss on May 1, 2026. Subsequently, the Plaintiffs filed an amended complaint, and the Pershing defendants filed an amended motion to dismiss on July 13, 2026. The Company believes these claims have no merit and intends to contest these claims vigorously. The Company cannot reasonably estimate the amount or range of any potential loss, if any, related to these claims. Accordingly, no accrual has been recorded as of June 30, 2026.

(Unaudited)

Other Contingencies, Risks and Uncertainties

From time to time, in the normal course of business, the Company may enter into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown, as any such exposure involves possible future claims that may be, but have not yet been made against the Company, based on events which have not yet occurred. However, the Company has not had prior material claims or losses pursuant to these contracts and believes the risk of material loss to be remote and therefore, no liability has been recorded. Other than as disclosed above and in Note 9, there were no other commitments or contingencies as of June 30, 2026 and December 31, 2025.

12.
SEGMENT INFORMATION

The Company, together with its subsidiaries, conducts its business and generates substantially all of its revenues in the United States through one operating and reportable segment. The Company’s single reportable segment reflects the allocation of the entity’s resources, operational decision-making and assessment of financial performance by the Company’s chief operating decision makers (the “CODM”) using a consolidated, ‘one-firm approach,’ with a single expense pool.

The Company’s CODM is the operational leadership group, which includes the chief executive officer, president, chief financial officer and chief legal and compliance officer. The CODM reviews the Company’s assets using the same categorization as presented in the Consolidated Statements of Financial Condition. The CODM utilizes net income (loss) as presented in the Consolidated Statements of Operations as the primary financial measure for assessing the performance of the Company, monitoring budget versus actual results and determining discretionary compensation. The CODM also reviews the Company’s significant expenses at a level consistent with that which is presented in the Consolidated Statements of Operations.

13.
SUBSEQUENT EVENTS

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events. This evaluation did not result in any additional subsequent events that necessitated disclosure and/or adjustment other than as disclosed below.

Dividend

On July 21, 2026, the Company paid a dividend of $0.122 per common share to shareholders of record as of the close of business on July 13, 2026.

Pershing Square Ventures

On August 12, 2026, the Company drew down $30.0 million under the 2026 Revolver. The Company intends to use the funds from the drawdown together with cash on hand to fund seed investments for the portfolio of a new fund, Pershing Square Ventures, Ltd. (“PSV”), that the Company plans to launch.

PSV was formed as a Delaware statutory trust as of July 8, 2026 and is consolidated with PS Inc. as a 100% owned subsidiary until PSV’s launch.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Such factors are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the section entitled “Risk Factors” in our IPO Prospectus, as updated by our periodic filings with the SEC, including Part II. Item 1A. Risk Factors in this Quarterly Report.

On April 28, 2026, we completed the statutory conversion of Pershing Square Holdco, L.P. (“PS Holdco”), a Delaware limited partnership, to a Nevada corporation named Pershing Square Inc. (the “Corporate Conversion”) in connection with the Combined Transaction. Unless context suggests otherwise, references in this report to “Pershing Square,” “the Company,” “we,” “us,” and “our” refer (i) prior to the completion of the Corporate Conversion, to PS Holdco and its consolidated subsidiaries and (ii) from and after the completion of the Corporate Conversion, to Pershing Square Inc. and its consolidated subsidiaries. Certain amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report have been calculated, in some cases, not on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report may vary from those obtained by performing the same calculations using the figures on the face of our Consolidated Financial Statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.

Business Overview

We are a leading alternative asset manager with approximately $32.5 billion in total AUM and $22.3 billion in Fee-Paying AUM, of which 98% is permanent capital, as of June 30, 2026. We believe our business model is simple and highly scalable. We employ a disciplined, research-intensive approach to fundamental value investing to preserve and grow our permanent capital at high rates of return using a set of core investment principles and opportunistic asymmetric hedges. We complement our organic growth from time to time with transactions like the Howard Hughes Transaction (described below) and by selectively launching other investment funds and completing other corporate transactions that create permanent capital, in each case, that leverage our core competencies to create large ‘overnight’ (after the completion of a new offering or corporate transaction) increases in our capital base without the requirement for significant new investment in personnel, infrastructure, and operating costs. We believe that we have a distinctive business approach as compared to other alternative asset managers and are well positioned to continue to compound our permanent capital at high rates of return, while continuing to explore opportunities that leverage our core competencies.

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

Trends Affecting Our Business

We benefit from AUM that principally consists of “permanent capital” defined as capital that is not subject to withdrawal or redemption at the option of the fund investor or stockholder. Our organic AUM growth relies primarily on compounding our permanent capital at high rates of return over the long-term. As a result, unlike alternative asset managers who rely in large part on frequent fundraising to replace capital from traditional fixed-term drawdown funds and/or open-ended funds, our results are less sensitive to the market for raising investment capital, and we do not require the headcount and other costs required of a large fundraising operation enabling us to achieve greater operating leverage. Our permanent capital also enables us to invest with a long-term ownership horizon because we are not beholden to short-term investor capital flows.

We generate substantially all of our revenue from management fees and performance fees. We retain all of the management fees earned from our funds and HHH. With respect to performance fees, we are entitled to “Preferred Performance Fees,” which are the performance fees earned on the first five percentage points of fund returns, net of management fees, above the applicable high-water mark from certain core funds and subject to certain other offsettable fees.

Any realized performance fees in excess of the Preferred Performance Fees, which we refer to as the “Subordinated Performance Fees,” are paid to CompCo and used to compensate our investment professionals and certain other employees. To the extent realized performance fees are insufficient to pay some or all of the Preferred Performance Fee, the unpaid portion accrues to subsequent crystallization periods until paid in full. We believe this arrangement results in recurring revenue that is less volatile and more predictable than conventional performance fee arrangements, with the result that effectively all of our earnings are stable, recurring fee-related earnings. See “—Key Components of Our Results of Operations—Income—Performance Fees—Allocation of Performance Fee Revenue” for an illustration of our Preferred Performance Fee arrangement for the allocation of performance fee revenue, as well as the relevant high-water marks, over the six-year period ending December 31, 2025 and as of June 30, 2026.

Because the management fees we earn are a function of the Fee-Paying AUM of our funds and the market capitalization of HHH, and the Preferred Performance Fees we receive depend on appreciation in Net Asset Value above a fund’s high-water mark, our results are correlated with the performance of our funds and the market capitalization of HHH. Our results and the performance of our funds and the market capitalization of HHH, in turn, may be influenced by the following factors:

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
•
Commitment to Fund Investors. Our fund investors come first. While we believe that our commitment to our fund investors is in the long-term interest of our business and our common stockholders, in prioritizing our fund investors, we may take actions that could reduce our profits in the short term. For example, in February 2024, we amended the investment management agreement between PSH and PSCM to provide for a fee offset arrangement that reduces the performance fees we receive from PSH as a function of the fees we receive from other funds we manage, which, following the Combined Transaction, include “offsettable management fees” from PSUS. For more information, please see “—Key Components of our Results of Operations—Income—Performance Fees” below. Similarly, in connection with the Howard Hughes Transaction, we reduced the management fees paid to PSCM by PSH and the private funds. The reduction was calculated as the HHH Fees (as defined below) multiplied by the percentage of HHH’s shares outstanding held by each such fund attributable to fee-paying capital.
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

Howard Hughes Transaction

On May 5, 2025, we completed the Howard Hughes Transaction. Upon completion of the transaction, we along with our core funds owned 46.9% of outstanding shares of HHH common stock, although we have agreed generally to limit our voting power to 40.0% and our beneficial ownership to 47.0% of which 15.1% is owned by the Company and 31.0% is owned by the core funds (other than PSUS) as of June 30, 2026. The compensation earned under the terms of the HHH Services Agreement is described below under “Management Fees – HHH Fees.” We intend to assist in transforming HHH, a long-term holding of our core funds, into a diversified holding company. On June 4, 2026, HHH completed the previously announced acquisition of Vantage Group Holdings, Ltd. (“Vantage” and such acquisition, the “Vantage Acquisition”), a privately held specialty insurance and reinsurance holding company, for approximately $2.1 billion in cash. In connection with the closing, PSCM became the investment manager for Vantage and its insurance company subsidiaries for no incremental fee pursuant to investment management agreements.

Combined Transaction

On April 30, 2026, we and PSUS closed the Combined IPO of our common stock and PSUS Shares. In connection with the closing of the Combined IPO, we and PSUS also closed the Combined Private Placement of shares of our common stock and PSUS Shares. Gross proceeds to PSUS from the Combined Transaction, before deducting sales loads, placement fees and other offering expenses, were $5.0 billion, comprised of $2.026 billion raised in the PSUS IPO and $2.974 billion raised in the PSUS Private Placement (which includes our $200 million common shares investment in the PSUS Private Placement as part of the Anchor Investment (described below)). We delivered to each initial investor in the PSUS IPO, for no additional consideration, 1 share of our common stock for every 5 PSUS Shares purchased in the PSUS IPO. Similarly, we delivered to each investor (but not to us in connection with our $200 million private placement investment) in the PSUS Private Placement, for no additional consideration, 1.5 shares of our common stock for every 5 PSUS Shares purchased in the PSUS Private Placement. Shares of our common stock and PSUS Shares began trading on the New York Stock Exchange under the trading symbols "PS" and "PSUS", respectively, on April 29, 2026.

In connection with the PSUS IPO and PSUS Private Placement, we invested (i) $250 million (including the initial $17.1 million invested prior to the Combined Transaction) comprising (a) $200 million of common shares in the PSUS Private Placement and (b) $50 million of preferred shares in another private placement completed in connection with and upon completion of the PSUS IPO and (ii) agreed to maintain $100 million and $50 million of our investment in PSUS common and preferred shares (or substantially equivalent economic position), respectively, for at least 25 years following the consummation of the Combined Transaction, subject to certain exceptions and unless prohibited by applicable law (the “Anchor Investment”). We financed this additional investment using borrowings under the Senior Credit Facilities described under " — Liquidity and Capital Resources."

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

As a result of the Combined Transaction, we recognized a deferred asset (“Deferred Asset - PS Inc. IPO Shares”) for the fair value (the “Share Value”) of the shares of our common stock delivered, for no additional consideration, to each initial investor in the PSUS IPO and each investor in the PSUS Private Placement (each, a “private placement investor”).

Corporate Conversion

For periods prior to the Corporate Conversion, we were historically treated as a partnership for U.S. tax purposes and were not subject to U.S. federal income taxes, although we were subject to certain state and local taxes as discussed in Note 2, “Significant Accounting Policies—Income Taxes” of the Consolidated Financial Statements included elsewhere in this Quarterly Report. In connection with the Combined Transaction, we completed the Corporate Conversion effective April 28, 2026. For periods following the Corporate Conversion, we are taxed as a corporation for U.S. federal and state income tax purposes and subject to UBT income tax. We refer to this conversion throughout this Quarterly Report as the “Corporate Conversion.” See “Summary—Reorganization Transactions—Corporate Conversion” in our IPO Prospectus for more information on the Corporate Conversion.

Factors Affecting Comparability

Our results of operations in periods following the Combined Transaction may not be comparable to our historical results of operations, principally for the following reasons:

•
Accounting Impact of the HHH Transaction and the Combined Transaction on Revenue. In connection with the completion of the HHH Transaction on May 5, 2025, we recognized a $292.8 million deferred asset for the premium paid above HHH’s publicly traded share price (the “Deferred HHH Premium”), which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement. The Deferred HHH Premium is amortized as contra-revenue in management fees on a straight-line basis over a period of 20 years beginning May 5, 2025.

In connection with the completion of the Combined Transaction on April 30, 2026, we recognized a $610.2 million deferred asset for the relative fair value of the shares of PS Inc. common stock delivered, for no additional consideration, to each investor in the PSUS IPO and each private placement investor. The Deferred Asset - PS Inc. IPO Shares is amortized as contra-revenue in management fees on a straight-line basis over a period of 10 years beginning April 30, 2026.

Accordingly, although our management fees have increased following the HHH Transaction and the Combined Transaction, they are subject to a non-cash contra-revenue adjustment for the amortization of the Deferred HHH Premium and the Deferred Asset - PS Inc. IPO Shares.

•
Discontinuation of Affiliates Fee Rebate. Following the Combined Transaction, we no longer provide fee rebates to our employees and their affiliates who own PSH shares for management and performance fees attributable to such shares. Accordingly, we no longer bear the related expense.
•
Compensation Costs Related to Combined Transaction. Under the terms of the Long Term Incentive Plan (the “LTIP”), the Combined Transaction constituted a “Terminal Value Event,” entitling certain partners to an increase in their permanent profits-interests (defined below in “Changes to Compensation Arrangements”). Additionally, certain partners who held PSH shares received additional permanent profits-interests in connection with the discontinuation of the affiliate fee rebate, as discussed above. The increase in permanent profits-interests in both cases was deemed a new grant under ASC 718 with immediate vesting. The grant date fair value of $61.0 million was recognized in profit-sharing partner compensation.
•
Changes to Compensation Arrangements. For periods prior to the Combined Transaction, we recognized profit-sharing partner compensation expense related to our cash-based profits interests and a portion of our LTIP (collectively, the “non-permanent profits-interests”). Cash distributions to our founder and certain partners with respect to the permanent portion of their LTIP awards (the “permanent profits-interests”) were recognized as capital distributions. In connection with the Combined Transaction: (i) the permanent profits-interests were converted to shares of PS Inc. common stock and (ii) the non-permanent profits-interests were converted to redeemable interests in PSPG (the “M Units”) which vest generally over a period of 10 years and, upon vesting, may be redeemed for shares of PS Inc. common stock. Amortization expense associated with the vesting of such M Units, which is calculated based on the grant date fair value of the M Units, is recorded in employee compensation and benefits. The shares of PS Inc. common stock associated with unvested M Units will receive dividends, which will be recorded in equity. See “—Changes in Equity Ownership following the Combined Transaction” and “—Key Components of Our Results of Operations—Expenses” below for more information.

Additionally, there is an arrangement for the allocation of performance fees between PS Inc. and CompCo, which compensates our senior professionals. Prior to the Combined Transaction, we recorded the Subordinated Performance Fee paid to CompCo in profit-sharing partner compensation. Subsequent to the Combined Transaction, we will recognize the Subordinated Performance Fee in employee compensation and benefits. See “—Allocation of Performance Fee Revenue” below for more information.

•
Tax Treatment. As a limited partnership, PS Holdco was not subject to U.S. federal income taxes, although it was subject to certain state and local taxes including the UBT. Following the Corporate Conversion in connection with the Combined Transaction, PS Inc. is subject to U.S. federal and state income taxes applicable to corporations.

Changes in Equity Ownership following the Combined Transaction

In connection with the Combined Transaction, we delivered, for no additional consideration, 1 share of our common stock for every 5 PSUS Shares purchased in the PSUS IPO and 1.5 shares of our common stock for every 5 PSUS Shares purchased in the PSUS Private Placement. The issuance of 24,747,254 shares of our common stock to the investors in the Combined Transaction was accompanied by a contribution (the “IPO Contribution”) to PS Inc. of an equal number of shares of our common stock by our founder and partners (our “pre-IPO management owners”). Accordingly, although the Combined Transaction resulted in a decrease in the ownership of PS Inc. common stock by our pre-IPO management owners, on the one hand, and an increase in the ownership by the investors in the Combined Transaction, on the other hand, it did not result in any change in the total number of our shares of common stock outstanding. There was no change in the 10% ownership of PS Inc. common stock by the Strategic Investors, pursuant to the terms of the Strategic Investment.

The following table presents the equity holdings of the relevant ownership groups immediately before and after the Combined Transaction, inclusive of the conversions described in “—Factors Affecting Comparability—Changes to Compensation Arrangements.”

	Prior to Combined Transaction	Immediately Subsequent to Combined Transaction
	Shares of PS Inc. Common Stock(1)	Shares of PS Inc. Common Stock(2)	Immediately Vested M Units(3)	Unvested M Units(4)	Total(5)
Strategic Investors	40,000,000	40,000,000	-	-	40,000,000
Investors in the Combined Transaction	-	24,747,254	-	-	24,747,254
Founder	192,878,204	93,125,763	86,493,537	-	179,619,300
Partners	167,121,796	57,837,284	-	97,796,162	155,633,446
Total	400,000,000	215,710,301	86,493,537	97,796,162	400,000,000

(1)
Represents the breakdown of PS Inc. common stock ownership immediately prior to the Combined Transaction, but subsequent to the granting of additional permanent profits-interests to our partners described in “—Factors Affecting Comparability—Compensation Costs Related to Combined Transaction.”
(2)
With respect to our partners, this column presents the shares of PS Inc. common stock resulting from the conversion of their permanent profits-interests in connection with the Combined Transaction, after giving effect to the IPO Contribution.
(3)
Represents the M Units held by our founder, which are immediately redeemable for PS Inc. shares held by PSPG.
(4)
Represents the M Units held by our partners, which are redeemable for PS Inc. shares held by PSPG, subject to vesting and forfeiture. These M Units were granted in replacement of the non-permanent profits-interests held by certain partners prior to the Corporate Conversion, after giving effect to the IPO Contribution. See “—Key Components of Our Results of Operations—Expenses—Employee Compensation and Benefits” for more information.
(5)
Represents, in the case of our founder, the sum of his PS Inc. shares and vested M Units, and, in the case of our partners, the sum of their PS Inc. shares and unvested M Units in aggregate upon the closing of the Combined Transaction. In each case, PSPG owns the PS Inc. shares for which the M Units can be redeemed.

Key Components of Our Results of Operations

Income

We generate substantially all of our revenue from management fees and performance fees under the terms of the investment management agreements with the funds we manage. We also earn revenue from management fees under the terms of the HHH Services Agreement.

The simplified diagram below depicts the management fees and performance fees we earn from our core funds and HHH as of June 30, 2026. The diagram below is presented for illustrative purposes only to facilitate an understanding of our revenue streams following the completion of the Corporate Conversion and Combined Transaction.

* Management fee presented on an annual basis.

† 20% of PSUS’s management fees are “offsettable management fees” which reduce the Variable Performance Fee PSCM receives from PSH. PSH’s Variable Performance Fee is also reduced by 20% of the performance fees earned by PSCM from non-PSH funds. See “—Performance Fees” below for more information.

Management Fees – Core Funds

Management fees consist of fees earned by PSCM for providing management and administrative services to our funds. PSCM acts as an investment manager providing management and administrative services to PSUS, PSH, and our private funds in accordance with each of their investment management agreements.

As compensation for services to PSUS, PSCM receives a quarterly management fee equal to 0.5% (2.0% on an annual basis) of the Net Asset Value of PSUS, and as compensation for services to PSH and our private funds, PSCM receives a quarterly management fee equal to 0.375% (1.5% on an annual basis) of the Net Asset Value, before any accrued performance fees or allocation, (i) with respect to PSH, of its fee-paying shares, (ii) with respect to PSLP, of the capital accounts relating to each of its fee-paying limited partners, and (iii) with respect to PSINTL, of each series of its fee-paying shares. In connection with the Howard Hughes Transaction, we reduced the management fees paid to PSCM by PSH and the private funds by an amount, which was calculated as the HHH Fees multiplied by the percentage of HHH’s shares held by each such fund attributable to its fee-paying capital. Management fees from our funds are recognized over the period during which the related services are performed. See “Business—Advisory Fees and Compensation” in the IPO Prospectus for more information.

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

Management Fees – HHH Fees

Management fees also consist of the quarterly HHH Fees earned by PSCM for providing investment advisory and other services to HHH. Pursuant to the HHH Services Agreement, we support HHH’s new diversified holding company strategy by providing services to HHH, such as (i) investment advisory services, (ii) making recommendations with respect to hedging, balance sheet optimization and capital allocation, (iii) executing transactions, (iv) assisting HHH with business and corporate development functions, (v) making voting recommendations for HHH’s investments, (vi) assisting with and advising on fundraising, (vii) monitoring operations of HHH and its investments, subject to the day-to-day authority and responsibility of HHH’s management, (viii) providing recommendations for persons to serve as designees or deputies of HHH’s Chief Investment Officer, (ix) engaging and supervising HHH’s third-party service providers, (x) making dividend payment recommendations, and (xi) providing other services as may be agreed upon.

As compensation for providing services to HHH, we agreed to a (i) a quarterly base fee (the “HHH Base Management Fee”) of $3,750,000 ($15,000,000 on an annual basis) and (ii) a quarterly variable fee (the “HHH Variable Management Fee” and together with the HHH Base Management Fee, the “HHH Fees”) equal to 0.375% of the excess value of the quarter-end per share stock price of HHH common stock over an initial reference share price of $66.1453, multiplied by a reference share count of 59,393,938 shares. The HHH Base Management Fee and reference share price are subject to annual adjustment for inflation, based on the Core PCE Price Index, and the reference share price and reference share count are subject to adjustment for stock splits, reclassifications or similar capital changes.

The HHH Base Management Fee is calculated and paid to us quarterly in advance at the beginning of each quarter. For the 2026 calendar year, the HHH Base Management Fee increased to $3,786,000 per quarter due to the inflation adjustment. The HHH Variable Management Fee is calculated and paid to us quarterly no later than fifteen days following the end of each quarter, based on the volume-weighted average trading price of HHH common stock for the fifteen trading days ending on the last trading day of such quarter. Accordingly, changes in our revenue from the HHH Variable Management Fee will be driven by changes in the stock price of HHH common stock from quarter to quarter. As of June 30, 2026, the reference share price was $67.6695 and the volume-weighted average trading price of HHH common stock for the fifteen trading days ending on June 30, 2026 was $67.9560.

Management Fees – Contra-Revenue

We recognized a $292.8 million deferred asset for the premium paid above HHH’s publicly traded share price, which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement when we completed the Howard Hughes Transaction. The Deferred HHH Premium is amortized as contra-revenue in management fees on a straight-line basis over a period of 20 years beginning May 5, 2025.

In addition, we recognized a $610.2 million deferred asset for the relative fair value of the shares of PS Inc. common stock delivered, for no additional consideration, to each investor in connection with the Combined Transaction. The Share Value is amortized as contra-revenue in management fees on a straight-line basis over a period of 10 years beginning April 30, 2026.

The following table presents a summary of the expected amortization of the Deferred HHH Premium and Deferred Asset - PS Inc. IPO Shares, to be amortized as contra-revenue, for each of the periods presented below:

For the Years Ended December 31,	Deferred HHH Premium	Deferred Asset - PS Inc. IPO Shares
2026 (Remaining)	$7,319,250	$30,745,104
2027	14,638,500	60,988,931
2028	14,638,500	61,156,024
2029	14,638,500	60,988,931
2030	14,638,500	60,988,931

The amortization of the Deferred HHH Premium and the Deferred Asset - PS Inc. IPO Shares are non-cash charges and do not affect our cash flows from operations. The following table presents a summary of all sources of management fees for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Pershing Square Holdings, Ltd.	$45,693,694	$46,643,397	$99,927,410	$95,092,821
Pershing Square USA, Ltd.	16,535,543	—	16,535,543	—
Pershing Square, L.P.	1,354,809	2,419,448	3,704,778	4,935,572
Pershing Square International, Ltd.	594,104	1,098,119	1,390,547	2,334,940
HHH Base Management Fee	3,786,000	2,348,901	7,572,000	2,348,901
HHH Variable Management Fee	63,811	540,114	63,811	540,114
Total Management Fees - Gross	$68,027,961	$53,049,979	$129,194,089	$105,252,348

Less: Amortization of Deferred Asset - PS Inc. IPO Shares	(10,192,671)	—	(10,192,671)	—
Less: Amortization of Deferred HHH Premium	(3,659,625)	(2,292,293)	(7,319,250)	(2,292,293)

Total Management Fees - Net	$54,175,665	$50,757,686	$111,682,168	$102,960,055

Performance Fees

Performance fees consist of fees and allocations earned by PSCM, as investment manager, from certain of our funds generally based on the NAV appreciation of such funds above a high-water mark. We recognize performance fees from PSH on a “net” basis giving effect to the “fee offset arrangement” as described below.

Performance fees or allocation, if earned, are payable upon the occurrence of crystallization events, which include, but are not limited to, December 31 of each year, withdrawals or capital redemptions from our private funds and PSH’s payment of dividend. Any crystallized or accrued performance fees for PSINTL and PSH earned during the year and outstanding at year-end are reported within performance fees receivable. We are not entitled to any type of performance fee or incentive allocation from PSUS.

PSCM receives a “Variable Performance Fee” from PSH in an amount equal to 16% of the NAV appreciation (before giving effect to accrued performance fees) attributable to the fee-paying shares of PSH above a high-water mark minus a fee reduction of (i) 20% of the performance fees earned by PSCM from non-PSH funds (currently only PSLP and PSINTL) and (ii) 20% of management fees earned from PSUS and any future non-PSH funds that invest in public securities and do not charge performance fees. We refer to this arrangement as the “fee offset arrangement” in this Quarterly Report. In the event the offsettable fees in respect of a previous calculation period exceed the 16% of the NAV appreciation described above, the excess amount is carried forward to the next calculation period. See Note 4, “Related Party Transactions—Performance Fees / Allocations” to our Consolidated Financial Statements included in this Quarterly Report for more information.

We consolidate the results of PSGP, which earns a performance allocation from PSLP. However, because we do not have any direct equity interests in PSGP, 100% of these performance allocations are reflected in non-controlling interest on our Consolidated Statements of Operations included in this Quarterly Report. See Note 2, “Significant Accounting Policies—Consolidation—PSGP” of the Consolidated Financial Statements included elsewhere in this Quarterly Report for a summary of the consolidated balances of PSGP. Additionally, refer to “—Net (Income) Loss Attributable to Non-Controlling Interest” for more information.

Allocation of Performance Fee Revenue

Performance fees earned by PSCM are allocated between us and CompCo pursuant to (i), prior to the Combined Transaction, the Variable Compensation Agreement, dated as of May 31, 2024, by and among PS Holdco, PSCM, and CompCo (as amended and restated on March 3, 2026, the “VCA”) that was entered into in connection with the Strategic Investment and (ii), after the Combined Transaction, the Fourth Amended and Restated Agreement of Limited Partnership of PSCM, dated as of April 28, 2026, by and among PSCM GP, PS Inc., and CompCo (as amended and restated, the “PSCM LP Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Compensation Arrangements To Be Adopted in Connection with the Combined Offering—Variable Compensation Agreement and Subordinated Profits Interest” in our IPO Prospectus for more information.

The VCA had two primary purposes: (1) to provide us with a preferred return-like entitlement of performance fees, which we refer to as the ‘‘Preferred Performance Fees,’’ received by our principal operating subsidiary, PSCM, and (2) to provide an important source of compensation for certain of our personnel, including our investment professionals, consistent with our historical practice of tying a significant portion of the compensation earned by such personnel, including our named executive officers, directly to the performance of the funds we manage. The VCA was terminated in connection with the Combined Transaction and the rights to the allocations of performance fee revenue were instead granted through profits interests in PSCM, as established in the PSCM LP Agreement, pursuant to which PS Inc. has a Preferred Profits Interest and CompCo has a Subordinated Profits Interest. These profits interests under the PSCM LP Agreement provide for the same allocation of performance fees between us and CompCo as under the VCA.

Preferred Performance Fees are earned from the first five percentage points of fund returns, net of management fees, above the applicable high-water mark from certain core funds and subject to certain other offsettable fees. The amount of the Preferred Performance Fees that is paid in any period depends on our realized performance fees. As a result, variability in our fund performance, which impacts both the high-water mark for a period (and accordingly, the corresponding Preferred Performance Fee) and our realized performance fees, can result in variability in the amounts paid to PS Inc. in any period in respect of the accrued Preferred Performance Fees. However, any portion of the Preferred Performance Fee that PS Inc. is entitled to receive from a fund that is not paid in a given period will accrue to the next period’s Preferred Performance Fee for such fund until paid by such fund. We believe this creates a more stable stream of recurring fee-related earnings over the long-term because of the consistency in the calculation of the Preferred Performance Fee that we are entitled to receive.

The table below presents the allocation of realized performance fees, as adjusted for offsettable fees pursuant to the fee offset arrangement, between PS Inc. and CompCo pursuant to the VCA and PSCM LP Agreement, as applicable, that would have been required using our actual results for the periods presented. As illustrated below, the Preferred Performance Fee that PS Inc. is entitled to receive for a given period is a function of the applicable high-water mark of the fee-paying investors in a fund, as calculated as of January 1 for such period, as adjusted for capital activity and share buybacks.

The table below has not been prepared in accordance with Article 11 of Regulation S-X and is presented for illustrative purposes only to facilitate an understanding of how the VCA and PSCM LP Agreement as the successor arrangement operate.

	Pershing Square Holdings, Ltd.
	As of December 31,						As of June 30,
(in millions)	2020	2021	2022	2023	2024	2025	2026
High water mark of performance fee-paying investors(1)	$5,198.3	$9,052.5	$10,935.8	$10,524.0	$11,899.7	$12,543.8	$14,868.5	[A]
Current year’s Preferred Performance Fee(2)	41.6	72.4	87.5	84.2	95.2	100.4	118.9	[B] = [A] * 16% * 5%
Less: Offsettable Management Fees(3)	—	—	—	—	—	—	(3.3)	[C]
Current year’s Preferred Performance Fee owed to PS Inc.(4)	41.6	72.4	87.5	84.2	95.2	100.4	115.6	[D] = [B] + [C]
Realized PSH Performance Fees(5)	665.6	453.2	—	306.2	226.6	489.2	—	[E]
Plus: Offsettable Performance Fees(6)	16.0	3.6	—	2.1	1.7	2.6	—	[F]
PSH Performance Fees available for allocation(7)	681.6	456.9	—	308.2	228.2	491.8	—	[G] = [E] + [F]
Current year’s Preferred Performance Fee paid to PS Inc.(8)	41.6	72.4	—	84.2	95.2	100.4	—	[H] = MIN ([D], [G])
Preferred Performance Fee Carryforward(9) from prior year(s) paid to PS Inc.(10)	—	—	—	87.5	—	—	—	[I] = MIN (([G] - [H]),Prior Year [K])
Total Preferred Performance Fees paid to PS Inc.(11)	41.6	72.4	—	171.7	95.2	100.4	—	[J] = [H] + [I]
Preferred Performance Fee Carryforward(9)	—	—	87.5	—	—	—	115.6	[K] = MAX (([D] +Prior Year [K] - [J]), 0)
Subordinated Performance Fees paid to CompCo(12)	$640.0	$384.5	$—	$136.5	$133.1	$391.5	$—	[L] = [G] - [J]

	Pershing Square International, Ltd.
	As of December 31,						As of June 30,
(in millions)	2020	2021	2022	2023	2024	2025	2026
High water mark of performance fee paying investors(1)	$593.2	$391.8	$389.9	$361.9	$384.0	$281.8	$197.9	[A]
Current year’s Preferred Performance Fee owed to PS Inc.(2)	4.7	3.1	3.1	2.9	3.1	2.3	1.6	[B] = [A] * 20% * 80% * 5%
Realized PSINTL Performance Fees(5)	79.9	18.2	—	10.3	8.3	13.1	—	[C]
Less: Offsettable Performance Fees(6)	(16.0)	(3.6)	—	(2.1)	(1.7)	(2.6)	—	[D]
PSINTL Performance Fees available for allocation(7)	63.9	14.5	—	8.3	6.6	10.5	—	[E] = [C] + [D]
Current year’s Preferred Performance Fee paid to PS Inc.(8)	4.7	3.1	—	2.9	3.1	2.3	—	[F] = MIN ([B], [E])
Preferred Performance Fee Carryforward(9) from prior year paid to PS Inc.(10)	—	—	—	3.1	—	—	—	[G] = MIN (([E] - [F]), Prior Year [I])
Total Preferred Performance Fees paid to PS Inc.(11)	4.7	3.1	—	6.0	3.1	2.3	—	[H] = [F] + [G]
Preferred Performance Fee Carryforward(9)	—	—	3.1	—	—	—	1.6	[I] = MAX (([B] +Prior Year [I] - [H]), 0)
Subordinated Performance Fees paid to CompCo(12)	$59.2	$11.4	$—	$2.3	$3.6	$8.3	$—	[J] = [E] - [H]

(1)
The high-water mark can vary from year to year depending on changes in the Net Asset Value and amount of fee-paying assets in a fund.
(2)
Represents an amount equal to the performance fees PSCM would have earned from the fund, as described under “Business—Advisory Fees and Compensation” in the IPO Prospectus, if such fund had experienced a return, net of management fees, of 5% per annum above its high-water mark, subject to certain adjustments for non-PSH funds which reflect the fee offset arrangement described above under “—Key Components of Our Results of Operations—Income—Performance Fees.” For non-PSH funds from which PSCM is entitled to receive performance fees (currently only PSINTL), the performance fees that would have been earned if such fund had experienced a net of management fees return of 5% per annum above its high-water mark are reduced by the offsettable performance fees for such fund. As an example, for PSINTL, which pays PSCM a 20% performance fee, of which 20% is an offsettable performance fee pursuant to the fee offset arrangement, the current year’s Preferred Performance Fee owed to PS Inc. would represent 0.8% of PSINTL’s high-water mark (the product of 80% * 20% * 5%). For clarity, the current year’s Preferred Performance Fee initially calculated for PSH, which pays PSCM a 16% performance fee, is not similarly reduced by the fee offset arrangement and represents 0.8% of PSH’s high-water mark (the product of 16% * 5%).
(3)
Includes the gross amount of management fees available from certain non-PSH funds pursuant to the investment management agreement between PSH and PSCM to reduce the Preferred Performance Fee calculated for PSH. For periods following completion of the Combined Transaction, the gross amount of such offsettable management fees consist of 20% of PSUS’s management fees.
(4)
Represents an amount equal to the performance fees PSCM would have earned from PSH, if PSH had experienced a return, net of management fees, of 5% per annum above its high-water mark, subject to certain adjustments for the offsettable management fees. For periods following completion of the Combined Transaction, the gross amount of such offsettable management fees consist of 20% of PSUS’s management fees.
(5)
Refers to the performance fees PSCM earned from the fund, after giving effect to the fee offset arrangement. Pursuant to the investment management agreement between PSH and PSCM, a portion of the performance fees available from certain non-PSH funds reduce the performance fee paid by PSH to PSCM. As of June 30, 2026, the gross amount of such offsettable performance fees consists of (i) 20% of PSLP’s performance allocations, (ii) 20% of PSINTL’s performance fees, and (iii) 20% of PSUS’s management fees.
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
(7)
Refers to the amount available in a given year, if any, to satisfy payment of the Preferred Performance Fee and any Preferred Performance Fee Carryforward, as described in note (9), then owed to PS Inc.
(8)
Refers to the amount distributed to PS Inc. from PSCM with respect to the current year’s Preferred Performance Fee, had this arrangement been in effect for the period presented, in an amount equal to the lesser of (i) the current year’s Preferred Performance Fee then owed to PS Inc. and (ii) the performance fees available for allocation to the PS Inc. and CompCo. For example, had this arrangement been in effect, PS Inc. would not have received any distribution from PSCM in respect of the Preferred Performance Fee for 2022 because no performance fees were generated that year due to the funds’ failure to achieve NAV appreciation above their respective high-water marks, resulting in no performance fees available for allocation to PS Inc. and CompCo. As a result, the Preferred Performance Fee owed to PS Inc. for 2022 was carried forward to 2023, a year in which the funds generated sufficient performance fees to pay the Preferred Performance Fee owed to PS Inc. for 2023 and the Preferred Performance Fee Carryforward from 2022. Had the performance fees earned by the funds in 2023 not been sufficient to satisfy the Preferred Performance Fee owed to PS Inc. for 2023 and/or the Preferred Performance Fee Carryforward from 2022, the unpaid portion would have continued to be carried forward to subsequent years until it was paid in full.
(9)
Refers to the unpaid portion, if any, of the current year’s Preferred Performance Fee owed to PS Inc. had this arrangement been in effect for the period presented. The Preferred Performance Fee Carryforward, if any, shall accrue to subsequent periods until satisfied in full. For example, had this arrangement been in effect, a Preferred Performance Fee Carryforward would have been generated in 2022 for the reasons described above in note (8).
(10)
Refers to the amount distributed to us from PSCM with respect to the Preferred Performance Fee Carryforward from prior years, had this arrangement been in effect for the period presented, in an amount equal to the lesser of (i) the accrued Preferred Performance Fee Carryforward and (ii) the performance fees available for allocation to PS Inc. and CompCo, less the amounts distributed to us from PSCM with respect to the current year’s Preferred Performance Fee.
(11)
Refers to the total amount distributed to PS Inc. from PSCM with respect to the current year’s Preferred Performance Fee owed to PS Inc. and any Preferred Performance Fee Carryforward from prior years had this arrangement been in effect for the period presented.
(12)
Refers to the amount distributed to CompCo from PSCM, had this arrangement been in effect for the period presented, in an amount equal to the difference, if any, between the performance fees available for allocation to the PS Inc. and CompCo and the Total Preferred Performance Fees paid to PS Inc.

Expenses

Profit-Sharing Partner Compensation

Prior to the Combined Transaction, profit-sharing partner compensation expense primarily consisted of distributions made pursuant to the non-permanent profits-interests held by partners. For more information about our historical arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Expenses—Profit-Sharing Partner Compensation” in our IPO Prospectus. Profit-sharing partner compensation also included the cost of additional permanent profits-interests granted to certain partners in connection with the Combined Transaction.

In connection with the Combined Transaction, the partners’ non-permanent profits-interests were converted to M Units, which generally vest over a period of 10 years and, upon vesting, may be redeemed for shares of PS Inc. common stock. See “—Employee Compensation and Benefits—Redeemable Interests in PSPG (“M Units”)” below for more information. Amortization expense associated with the vesting of such M Units, which is calculated based on the grant date fair value of the M Units, is recorded in employee compensation and benefits. The holders of the M Units are entitled to dividend equivalents on the underlying shares of PS Inc. common stock associated with M Units. All dividends will be recognized as a reduction of retained earnings when declared by the Board of Directors. The permanent profits-interests were converted to shares of PS Inc. common stock.

Additionally, as discussed above, there is an arrangement for the allocation of performance fees between PS Inc. and CompCo, which compensates our senior professionals. We consider our relationship with CompCo to be a service contract. Prior to the Combined Transaction, the Subordinated Performance Fee, if earned, was recorded in profit-sharing partner compensation. Subsequent to the Combined Transaction, the Subordinated Performance Fee, if earned, will be recorded in employee compensation and benefits.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, benefits, payroll taxes, discretionary cash bonuses, and for the periods following the Combined Transaction, also the cost of equity-based awards issued to our employees described below. We generally recognize employee compensation and benefit expenses over the related service period. On an annual basis, discretionary cash bonuses generally comprise a significant portion of total employee compensation and benefits as compared to salaries and other benefits. Discretionary cash bonuses are dependent upon a variety of factors, including the performance of our funds for the year.

For periods following the Combined Transaction, our employee compensation and benefits also includes expenses associated with the equity-based awards described below.

Redeemable Interests in PSPG (“M Units”)

As described in Note 6, “Equity-Based Compensation” to our Consolidated Financial Statements included in this Quarterly Report, in connection with the Combined Transaction, PS Inc. approved, and PSPG granted, M Units to our founder and applicable other senior professionals in replacement of their non-permanent profits-interests. The M Units granted to our founder were fully vested upon issuance and not subject to further vesting or forfeiture. The M Units held by other recipients are subject to vesting and forfeiture over a requisite service period. The standard vesting schedule for M Units provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4, (ii) 8.33% in years 5 to 7, and (iii) 16.67% in years 8 to 10. The aggregate grant date fair value of the unvested M Units of $2,287.4 million is amortized and recognized as employee compensation and benefits on a straight-line basis over the related service period, which generally ends on December 31, 2035.

The M Units may be redeemed upon vesting, subject to certain conditions, for a proportional number of outstanding shares of PS Inc. common stock held by PSPG. Because the shares underlying the M Units are already outstanding, the shares of PS Inc. common stock transferred to holders of M Units upon redemption will be a non-cash event and will not be dilutive to the 400,000,000 outstanding shares of PS Inc. common stock. Further, as the vesting and redemption of M Units do not give rise to taxable income to the recipient, a net settlement mechanism is not required to fund tax withholding obligations and we are not obligated to withhold or remit any taxes in connection with the redemption of M Units.

In the event a recipient of M Units forfeits any of their unvested M Units, the M Units held by the remaining holders will become redeemable for a proportionately greater number of PS Inc. shares. Holders of the M Units are entitled to receive cash dividends and other proceeds paid to PSPG on a pro rata basis, without regard to whether their respective M Units are vested or unvested.

For further information on the M Units and their vesting terms, also see “Executive Compensation—Compensation Arrangements To Be Adopted in Connection with the Combined Offering—Redeemable Interests in PS Partner Group” in our IPO Prospectus.

Restricted Stock Unit (“RSU”) Awards

As described in Note 6, “Equity-Based Compensation” to our Consolidated Financial Statements included in this Quarterly Report, in connection with the Combined Transaction, we established the Pershing Square Inc. 2026 Equity Incentive Plan under which 20,000,000 shares of common stock were reserved in order to compensate and incentivize our employees and non-employee service providers. On April 28, 2026, PS Inc. granted 2,816,800 RSUs (“IPO RSU Awards”) under the Equity Incentive Plan, which are accounted for under ASC 718. Each RSU entitles the holder to receive one share of PS Inc. common stock upon vesting, net of shares withheld for tax withholding purposes in the case of employees, subject to the holder’s continued service through the applicable vesting date. The standard vesting schedule for the RSUs provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4; (ii) 8.33% in years 5 to 7, and (iii) 16.67% in years 8 to 10. Additionally on April 20, 2026, in connection with our engagement of Marc Grandisson as our strategic adviser, effective March 5, 2027, PS Inc. agreed to grant to him 400,000 RSUs (“Strategic Advisor Award”) which will vest over an approximately three year period, beginning on April 1, 2027 and ending on February 1, 2030.

We recognize the fair value of the RSUs, as determined on the grant date, on a straight-line basis over the requisite service period for employee awards and over the period in which non-employees provide their services to us. The amortization expense associated with the vesting of our RSUs is included in employee compensation and benefits.

The following table summarizes the estimated amortization related to the unvested M Units and RSU Awards for each of the periods presented below:

For the Years Ended December 31,	M Units	RSU Awards
2026 (remaining)	$126,458,771	$4,306,171
2027	250,855,714	9,156,040
2028	251,542,990	9,719,996
2029	250,855,714	9,693,439
2030	250,855,714	6,897,287

As of June 30, 2026, the unrecognized compensation expense related to the M Units and RSU Awards is expected to be recognized over the weighted average remaining service period of 9.23 years and 8.15 years, respectively.

General and Administrative Expense

General and administrative expense includes professional fees, travel and entertainment expenses, office and occupancy expenses, IT related expenses, insurance expenses, dues and membership fees and other expenses. While we have historically incurred expenses related to charitable donations, we do not intend to incur any expenses related to charitable donations as a public company. Refer to Note 8, “General and Administrative Expense” to our Consolidated Financial Statements included in this Quarterly Report for a summary of the costs associated with each category.

Affiliates Fee Rebate

Affiliates fee rebate consists of expense related to the fee rebates provided to employees and their affiliates who own PSH shares. For the periods presented, PSPG and CompCo rebated management and performance fees attributable to shares of PSH held by our employees and their affiliates. The affiliate fee rebate paid by PSPG is recognized as an expense. Following the Combined Transaction, employees and their affiliates are no longer paid these rebates.

Depreciation and Amortization Expense

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

Non-Operating Income (Expenses)

Other Income (Expense)

Other income (expense) primarily consists of a gain on the deconsolidation of PSUS resulting from the Combined Transaction, income from our office space sublease and license and reimbursement of office services.

Prior to January 1, 2026, our founder’s family office, TABLE Management, L.P. (“TABLE”), licensed a portion of our office space under a license agreement which also granted TABLE the use of certain office-related services. As of January 1, 2026, TABLE no longer licenses office space from us, and, as a result, following such date, we no longer receive the related income, although TABLE continues to use certain office-related services for which we continue to receive certain related income.

In addition, we had subleased a portion of Pershing Square’s office space to NEOX Public Benefit LLC (“NEOX” or “Subtenant”), an entity partially owned by our founder. The sublease commenced on December 5, 2022, with rent payments commencing on May 1, 2023 following five months of rent abatement, and was originally set to expire on December 31, 2033. On January 30, 2026, we agreed to terminate our sublease arrangement with Subtenant, effective as of March 1, 2026, who then entered into a direct relationship with the landlord. Starting March 1, 2026, we no longer receive the related income or bear the associated lease expense, although Subtenant may continue the use of certain office-related services for which we will continue to receive certain related income.

Interest and Dividend Income

Interest and dividend income consists of interest earned from our cash on hand and the income we earn through a 7.5% dividend on the PSUS preferred shares we acquired concurrently with the Combined Transaction.

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

Unrealized Gain (Loss) on PSUS Shares Held at Fair Value

We account for our investment in PSUS common shares and PSUS preferred shares using the fair value option, in accordance with ASC 825-10, Financial Instruments. As a part of the election, we recognize any changes in the fair value of the investments as non-operating income or loss, commensurate with changes in the value of PSUS’s common share price and preferred shares as of the end of the reporting period.

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain (loss) on investment in PSLP held at fair value consists of the gain or loss related to PSGP’s investment in PSLP. PSGP’s investment in PSLP is held at fair value, which is determined using the Net Asset Value of PSLP in accordance with the ASC 820, Fair Value Measurement, “practical expedient,” as defined by GAAP. Although we consolidate the results of PSGP, the general partner of PSLP which earns a performance allocation from PSLP, we do not hold any direct equity interests in PSGP. As a result, all income or loss related to PSGP is allocated to non-controlling interest. See Note 2, “Significant Accounting Policies—Consolidation—PSGP” of the Consolidated Financial Statements included elsewhere in this Quarterly Report for a summary of the consolidated balances of PSGP.

Interest Expense

Interest expense primarily consists of interest incurred on borrowings and up-front costs which are deferred and amortized using the effective interest method over the term of the debt.

Income Tax

Income tax expense (benefit) consists of U.S. federal, state and local corporate income taxes for periods following the Corporate Conversion and certain state and local taxes, principally UBT, for all periods. Prior to the Corporate Conversion, we were treated as a partnership for U.S. tax purposes and were not subject to U.S. federal income taxes. See Note 2, “Significant Accounting Policies—Income Taxes” to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Total Assets Under Management

Total assets under management reflects (i) with respect to our core funds, the net assets as calculated in accordance with GAAP or IFRS, as applicable, while adding back accrued performance fees and the principal value of PSH’s outstanding bonds (approximately $3.7 billion and $3.6 billion as of December 31, 2025 and June 30, 2026, respectively), and including both the preferred and common shares for PSUS, and (ii) with respect to HHH, the market capitalization of HHH plus its net mortgages, notes, and loans payable as disclosed in its most recent periodic report filed with the SEC.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
($ in millions)	AUM	% Change(2)	AUM	% Change(2)
Beginning Balance	$26,602		$30,666
Inflows(1)	5,629	21.2%	5,482	17.9%
Change in Market Value	829	3.1%	(2,874)	(9.4%)
Outflows(1)	(573)	(2.2%)	(786)	(2.6%)
Ending Balance	$32,487	22.1%	$32,487	5.9%

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
($ in millions)	AUM	% Change(2)	AUM	% Change(2)
Beginning Balance	$16,683		$17,091
Inflows(1)	10,236	61.4%	10,271	60.1%
Change in Market Value	2,814	16.9%	2,606	15.2%
Outflows(1)	(135)	(0.8%)	(368)	(2.2%)
Ending Balance	$29,599	77.4%	$29,599	73.2%

(1)
Changes in debt are included in Inflows and Outflows. For the three and six months ended June 30, 2026, outflows include $354 million of investor withdrawals and redemptions from PSLP and PSINTL in order to participate in the PSUS IPO and PSUS Private Placement.
(2)
Calculated as the change during the period divided by the AUM balance at the beginning of the period.

Fee-Paying Assets Under Management

Fee-Paying AUM refers to (i) with respect to our core funds, the AUM we manage and earn a performance fee and/or management fee from, excluding the PSUS preferred shares, and (ii) with respect to HHH, the market capitalization of HHH. We believe this measure is useful to stockholders as it provides insight into the capital base upon which we earn our fees.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
($ in millions)	FPAUM	% Change(2)	FPAUM	% Change(2)
Beginning Balance	$16,970		$20,660
Inflows(1)	4,879	28.8%	4,880	23.6%
Change in Market Value	785	4.6%	(2,765)	(13.4%)
Outflows(1)	(376)	(2.2%)	(516)	(2.5%)
Ending Balance	$22,258	31.2%	$22,258	7.7%

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
($ in millions)	FPAUM	% Change(2)	FPAUM	% Change(2)
Beginning Balance	$13,583		$14,011
Inflows(1)	4,007	29.5%	4,013	28.6%
Change in Market Value	2,655	19.5%	2,445	17.4%
Outflows(1)	(114)	(0.8%)	(337)	(2.4%)
Ending Balance	$20,132	48.2%	$20,132	43.7%

(1)
Changes in debt are included in Inflows and Outflows. For the three and six months ended June 30, 2026, outflows include $273 million of investor withdrawals and redemptions from PSLP and PSINTL in order to participate in the PSUS IPO and PSUS Private Placement.
(2)
Calculated as the change during the period divided by the FPAUM balance at the beginning of the period.

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

The following table compares permanent capital AUM for our core funds and HHH as of December 31, 2024, December 31, 2025, and June 30, 2026. Following the Combined Transaction, our permanent capital AUM materially increased as PSUS became our flagship NYSE-listed permanent capital vehicle.

Permanent Capital AUM (in millions)	As of
	December 31, 2024	December 31, 2025	June 30, 2026
Core Funds and HHH(1)	$13,011	$19,787	$21,791

(1)
Amount as of December 31, 2024 does not include HHH or PSUS. Amount as of December 31, 2025 does not include PSUS.

Fund and HHH Performance

The tables below provide performance information for our core funds on an aggregate basis and HHH to facilitate an understanding of our results of operations for the periods presented. The tables below reflect the top 5 contributors and bottom 5 detractors to the change in market value of our total AUM, on an aggregate basis, individually presenting only those positions which represented greater than 3% of our total AUM at the beginning of the respective period. The information reflected in the tables below is not necessarily indicative of the future performance of any particular fund, HHH or our core funds and HHH in the aggregate. An investment in us is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Our funds’ investments may be made under different economic conditions and may include different underlying investments in the future. See “Risk Factors—Risks Related to Our Business and Industry—The historical returns attributable to our funds and HHH, including those presented in this prospectus, should not be considered as indicative of the future results of our funds or HHH or of our future results or of any returns expected on an investment in our common stock” in the IPO Prospectus.

Three Months Ended June 30, 2026	% of BoP AUM(1)	Six Months Ended June 30, 2026	% of BoP AUM(1)
Amazon.com, Inc.	1.6%	Amazon.com, Inc.	0.7%
Howard Hughes Holdings Inc.	0.5%	Restaurant Brands International Inc.	0.3%
Brookfield Corporation	0.4%	Visa Inc.	0.2%
Universal Music Group N.V.	0.4%	Alphabet Inc.	0.2%
Visa Inc.	0.2%	Mastercard Incorporated	0.2%
Top 5 Contributors	3.2%	Top 5 Contributors	1.6%
Fannie Mae & Freddie Mac	(0.5%)	Fannie Mae & Freddie Mac	(3.0%)
Netflix, Inc.	(0.4%)	Universal Music Group N.V.	(1.5%)
Meta Platforms, Inc.	(0.2%)	Uber Technologies, Inc.	(1.0%)
Restaurant Brands International Inc.	(0.2%)	Meta Platforms, Inc.	(0.9%)
S&P Global Inc.	(0.1%)	Microsoft Corporation	(0.7%)
Bottom 5 Detractors	(1.4%)	Bottom 5 Detractors	(7.1%)
Remaining Contributors / Detractors	(0.3%)	Remaining Contributors / Detractors	(1.9%)
HHH Change in Market Capitalization	1.8%	HHH Change in Market Capitalization	(1.5%)
Management, Performance & Other fees	(0.2%)	Management, Performance & Other fees	(0.4%)
Change in Market Value, net	3.1%	Change in Market Value, net	(9.4%)

Three Months Ended June 30, 2025	% of BoP AUM(1)	Six Months Ended June 30, 2025	% of BoP AUM(1)
Fannie Mae & Freddie Mac	4.1%	Fannie Mae & Freddie Mac	7.2%
Uber Technologies, Inc.	3.5%	Uber Technologies, Inc.	4.3%
Brookfield Corporation	2.3%	Universal Music Group N.V.	3.6%
Universal Music Group N.V.	2.2%	Amazon.com, Inc.	1.4%
Amazon.com, Inc.	1.4%	Brookfield Corporation	1.2%
Top 5 Contributors	13.5%	Top 5 Contributors	17.8%
Howard Hughes Holdings Inc.	(0.6%)	Nike, Inc.	(1.1%)
Restaurant Brands International Inc.	(0.2%)	Howard Hughes Holdings Inc.	(0.9%)
Bottom Detractors(2)	(0.8%)	Chipotle Mexican Grill, Inc.	(0.6%)
Remaining Contributors / Detractors	4.5%	Alphabet Inc.	(0.5%)
HHH Change in Market Capitalization	0.0%	Bottom Detractors(2)	(3.1%)
Management, Performance & Other fees	(0.3%)	Remaining Contributors / Detractors	1.2%
Change in Market Value, net	16.9%	HHH Change in Market Capitalization	0.0%
		Management, Performance & Other fees	(0.6%)
		Change in Market Value, net	15.2%

(1)
Each figure in the tables (other than HHH Change in Market Capitalization) is calculated by dividing the aggregate investment gain or loss attributable to that portfolio company across all of our funds by our total AUM at the beginning of the respective period (“BoP AUM”). Management, performance, and other fees are calculated on the same basis. HHH Change in Market Capitalization is calculated by dividing the change in HHH's market capitalization by our BoP AUM of the respective period.
(2)
Where fewer than five positions had a positive (or negative) contribution to performance, fewer than five are shown.

Consolidated Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Management fees, net of contra-revenue(1)	$54,176	$50,758	$3,418	7%
Performance fees(2)	1	2,421	(2,420)	(100%)
Total revenue	54,177	53,179	998	2%
Expenses
Profit-sharing partner compensation(2)	69,254	8,447	60,807	720%
Employee compensation and benefits	50,308	3,930	46,378	1,180%
General and administrative expense	12,057	7,426	4,631	62%
Affiliates fee rebate	12,117	12,658	(541)	(4%)
Depreciation and amortization expense	569	578	(9)	(2%)
Total expenses	144,305	33,039	111,266	337%
Operating income (loss)	(90,129)	20,140	(110,269)	(548%)
Non-operating income (expenses)
Other income (expense)	16,236	1,332	14,903	1,119%
Interest and dividend income	721	5,041	(4,320)	(86%)
Unrealized gain (loss) on HHH shares held at fair value	74,070	270	73,800	27,333%
Unrealized gain (loss) on PSUS shares held at fair value	(50,350)	—	(50,350)	N.M.
Unrealized gain (loss) on investment in PSLP held at fair value(2)	2,150	8,577	(6,428)	(75%)
Interest expense	(2,511)	(574)	(1,937)	337%
Total non-operating income (expenses)	40,315	14,646	25,669	175%
Net income (loss) before taxes	(49,813)	34,786	(84,600)	(243%)
Income tax expense (benefit)	(9,269)	1,928	(11,196)	(581%)
Net income (loss)	(40,545)	32,859	(73,404)	(223%)
Less: Net (income) loss attributable to non-controlling interest	(2,151)	(9,189)	7,039	(77%)
Net income (loss) attributable to PS Inc.	$(42,695)	$23,670	$(66,365)	(280%)

(1)
We recognized a $292.8 million deferred asset for the Deferred HHH Premium, which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement, when we completed the Howard Hughes Transaction. The Deferred HHH Premium is amortized as contra-revenue in management fees on a straight-line basis over a period of 20 years beginning May 5, 2025. Additionally, we recognized a $610.2 million deferred asset for the Deferred Asset - PS Inc. IPO Shares delivered in the Combined Transaction, which is amortized as contra-revenue in management fees on a straight-line basis over a period of 10 years beginning April 30, 2026.
(2)
Includes amounts attributable to consolidated variable interest entities for which Pershing Square does not have any direct equity interests.

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

Management Fees, net of contra revenue

Total management fees increased $15.0 million, or 28%, on a gross basis, and $3.4 million, or 7%, net of the contra revenue related to the amortization of the Deferred HHH Premium and the Deferred PS Inc. IPO Share, from the three months ended June 30, 2025 to the three months ended June 30, 2026, driven by an increase of $16.5 million in management fees related to PSUS and an increase of $1.0 million in fees earned pursuant to the HHH Services Agreement, offset by a reduction in management fees of $1.1 million from PSLP, $1.0 million from PSH, and $0.5 million from PSINTL.

Performance Fees

Total performance fees decreased $2.4 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, due to a decrease of $1.0 million, $0.9 million, and $0.5 million of performance fees earned from PSINTL, PSLP, and PSH, respectively.

Expenses

Profit-Sharing Partner Compensation

Profit-sharing partner compensation increased $60.8 million, or 720%, from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily driven by the recognition of $61.0 million in the three months ended June 30, 2026 related to grants of permanent profits-interests in connection with the Combined Transaction.

Employee Compensation and Benefits

Employee compensation and benefits increased $46.4 million, or 1,180%, from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily driven by an increase of $43.3 million related to the amortization of unvested M Units and an increase of $1.1 million related to the amortization of RSUs granted to employees.

General and Administrative Expense

General and administrative expense increased $4.6 million, or 62%, from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily driven by an increase of $3.5 million in deal expenses related to the Combined Transaction, an increase of $0.4 million related to the amortization of RSUs granted to our non-employee service providers, and an increase of $0.3 million related to directors and officers insurance, partially offset by a decrease of $0.6 million in office rent due to the termination of a portion of our office lease on January 30, 2026.

Affiliates Fee Rebate

The affiliates fee rebate decreased $0.5 million, or 4%, from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily driven by a decrease in fee rebates to partners as a result of a decrease in earned management fees from PSH.

Depreciation and Amortization Expense

Depreciation and amortization expense was effectively flat from the three months ended June 30, 2025 to the three months ended June 30, 2026.

Non-operating Income (Expenses)

Other Income (Expense)

Other income was $1.3 million for the three months ended June 30, 2025 compared to other income of $16.2 million for the three months ended June 30, 2026. The change in other income was primarily driven by a $16.0 million gain recognized upon the derecognition of PSUS, partially offset by the termination of the license agreement with TABLE on December 31, 2025, and the termination of the sublease with NEOX on January 30, 2026, resulting in a decrease of $1.2 million in rental income from NEOX and TABLE between the two periods.

Interest and Dividend Income

Interest and dividend income decreased $4.3 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. Interest income for the three months ended June 30, 2025 was primarily related to interest earned on cash held following the Strategic Investment. The cash raised from the Strategic Investment was invested, in part, in the HHH Transaction, which led to a decrease in our cash balance and a resulting decrease in interest income earned in subsequent periods including the three months ended June 30, 2026.

Unrealized Gain (Loss) on HHH Shares Held at Fair Value

The unrealized gain on HHH shares held at fair value increased $73.8 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, as a result of the larger increase in the share price of HHH’s publicly traded common stock during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Unrealized Gain (Loss) on PSUS Shares Held at Fair Value

The unrealized loss on PSUS shares held at fair value was $50.4 million during the three months ended June 30, 2026, primarily as a result of the decrease in the share price of PSUS’ publicly traded common shares from the date of our investment in PSUS to June 30, 2026. The investment was not outstanding during the three months ended June 30, 2025.

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain on investment in PSLP held at fair value decreased $6.4 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. For the three months ended June 30, 2025 and 2026, PSGP recorded a gain of $8.6 million and $2.1 million, respectively, from its investment in PSLP based on PSLP’s performance. As of June 30, 2026 and December 31, 2025, PSGP had an ownership interest of approximately 5.8% and 5.2%, respectively, in PSLP.

Interest Expense

Interest expense increased $1.9 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily due to our borrowing of $231.8 million (net of deferred costs) under the Senior Credit Facilities in connection with our investment in PSUS.

Income Tax Expense (Benefit)

Income tax expense was $1.9 million for the three months ended June 30, 2025 compared to an income tax benefit of $9.3 million for the three months ended June 30, 2026. The change in income tax expense (benefit) is primarily due to the Corporate Conversion. Income tax expense for the three months ended June 30, 2025 consisted of the UBT. Upon the Corporate Conversion, we recognized a deferred income tax benefit of $32.3 million, partially offset by income tax expense recognized under our estimated annual effective tax rate and a valuation allowance of $11.0 million related to our investment in PSUS.

Net (Income) Loss Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest decreased by $7.0 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, which was directly attributable to the decreased gain allocated from PSLP. For the three months ended June 30, 2025, the net income allocated from PSLP was $9.2 million. For the three months ended June 30, 2026, the net income allocated from PSLP was $2.2 million.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Management fees, net of contra-revenue(1)	$111,682	$102,960	$8,722	8%
Performance fees(2)	1	2,524	(2,523)	(100%)
Total revenue	111,683	105,484	6,200	6%
Expenses
Profit-sharing partner compensation(2)	81,020	23,895	57,126	239%
Employee compensation and benefits	59,935	8,071	51,864	643%
General and administrative expense	28,044	17,561	10,483	60%
Affiliates fee rebate	26,593	24,270	2,323	10%
Depreciation and amortization expense	1,148	1,155	(7)	(1%)
Total expenses	196,740	74,952	121,788	162%
Operating income (loss)	(85,057)	30,531	(115,588)	(379%)
Non-operating income (expenses)
Other income (expense)	12,907	2,593	10,314	398%
Interest and dividend income	1,349	15,502	(14,153)	(91%)
Unrealized gain (loss) on HHH shares held at fair value	(74,520)	270	(74,790)	(27,700%)
Unrealized gain (loss) on PSUS shares held at fair value	(50,350)	—	(50,350)	N.M.
Unrealized gain (loss) on investment in PSLP held at fair value(2)	(8,794)	8,671	(17,465)	(201%)
Interest expense	(3,025)	(1,162)	(1,863)	160%
Total non-operating income (expenses)	(122,433)	25,873	(148,307)	(573%)
Net income (loss) before taxes	(207,490)	56,405	(263,895)	(468%)
Income tax expense (benefit)	(8,411)	3,722	(12,133)	(326%)
Net income (loss)	(199,078)	52,683	(251,761)	(478%)
Less: Net (income) loss attributable to non-controlling interest	8,793	(9,282)	18,076	195%
Net income (loss) attributable to PS Inc.	$(190,285)	$43,400	$(233,686)	(538%)

(1)
We recognized a $292.8 million deferred asset for the Deferred HHH Premium, which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement, when we completed the Howard Hughes Transaction. The Deferred HHH Premium is amortized as contra-revenue in management fees on a straight-line basis over a period of 20 years beginning May 5, 2025. Additionally, we recognized a $610.2 million deferred asset for the Deferred Asset - PS Inc. IPO Shares delivered in the Combined Transaction, which is amortized as contra-revenue in management fees on a straight-line basis over a period of 10 years beginning April 30, 2026.
(2)
Includes amounts attributable to consolidated variable interest entities for which Pershing Square does not have any direct equity interests.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

Management Fees, net of contra-revenue

Total management fees increased $23.9 million, or 23%, on a gross basis, and $8.7 million, or 8%, net of contra-revenue, from the six months ended June 30, 2025 to the six months ended June 30, 2026, driven by an increase of $16.5 million in management fees related to PSUS, an increase of $4.8 million in management fees earned from PSH and an increase of $4.7 million in fees earned pursuant to the HHH Services Agreement, offset by a reduction in management fees of $1.2 million from PSLP and $0.9 million from PSINTL.

Performance Fees

Total performance fees decreased $2.5 million from the six months ended June 30, 2025 to the six months ended June 30, 2026, due to a decrease of $1.0 million, $0.9 million, and $0.6 million of performance fees earned from PSINTL, PSLP, and PSH, respectively.

Expenses

Profit-Sharing Partner Compensation

Profit-sharing partner compensation increased $57.1 million, or 239%, from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by the recognition of $61.0 million in the six months ended June 30, 2026 related to grants of permanent profits-interests in connection with the Combined Transaction.

Employee Compensation and Benefits

Employee compensation and benefits increased $51.9 million, or 643%, from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by an increase of $43.3 million related to the amortization of M Units and an increase of $1.1 million related to the amortization of RSUs granted to employees.

General and Administrative Expense

General and administrative expense increased $10.5 million, or 60%, from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by an increase of $7.7 million in deal expenses related to the Combined Transaction and an increase of $1.0 million related to legal services, partially offset by a decrease of $1.0 million in office rent due to the termination of a portion of our office lease on January 30, 2026.

Affiliates Fee Rebate

The affiliates fee rebate increased $2.3 million, or 10%, from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by an increase in fee rebates to partners as a result of an increase in earned management fees from PSH.

Depreciation and Amortization Expense

Depreciation and amortization expense was effectively flat from the six months ended June 30, 2025 to the six months ended June 30, 2026.

Non-operating Income (Expenses)

Other Income (Expense)

Other income was $2.6 million for the six months ended June 30, 2025 compared to other income of $12.9 million for the six months ended June 30, 2026. The change in other income was primarily driven by a $16.0 million gain recognized upon the derecognition of PSUS, partially offset by the termination of the sublease with NEOX resulting in the derecognition of the deferred sublease incentive which increased other expense by $4.1 million in the six months ended June 30, 2026 and the decrease of $1.8 million in rental income from NEOX and TABLE.

Interest and Dividend Income

Interest and dividend income decreased $14.2 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. Interest income for the six months ended June 30, 2025 was primarily related to interest earned on cash held following the Strategic Investment. The cash raised from the Strategic Investment was invested, in part, in the HHH Transaction, which led to a decrease in our cash balance and a resulting decrease in interest income earned in subsequent periods including the six months ended June 30, 2026.

Unrealized Gain (Loss) on HHH Shares Held at Fair Value

The unrealized gain on HHH shares held at fair value was $0.3 million for the six months ended June 30, 2025 compared to an unrealized loss of $74.5 million for the six months ended June 30, 2026. The change was driven by the significant decrease in the share price of HHH’s publicly traded common stock during the six months ended June 30, 2026, while the share price slightly increased during the six months ended June 30, 2025.

Unrealized Gain (Loss) on PSUS Shares Held at Fair Value

The unrealized loss on PSUS shares held at fair value was $50.4 million during the six months ended June 30, 2026 as a result of the decrease in the share price of PSUS’ publicly traded common shares from the date of our investment in PSUS to June 30, 2026. The investment was not outstanding during the six months ended June 30, 2025.

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain on investment in PSLP held at fair value was $8.7 million for the six months ended June 30, 2025 compared to a loss of $8.8 million for the six months ended June 30, 2026, which was directly attributable to PSLP’s performance. As of June 30, 2026 and December 31, 2025, PSGP had an ownership interest of approximately 5.8% and 5.2%, respectively, in PSLP.

Interest Expense

Interest expense increased $1.9 million from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to our borrowing of $231.8 million (net of deferred costs) under the Senior Credit Facilities in connection with our Anchor Investment in PSUS.

Income Tax Expense (Benefit)

Income tax expense was $3.7 million for the six months ended June 30, 2025 compared to an income tax benefit of $8.4 million for the six months ended June 30, 2026, primarily due to the Corporate Conversion. Income tax expense for the six months ended June 30, 2025 consisted of UBT. Upon the Corporate Conversion, we recognized a deferred income tax benefit of $32.3 million, partially offset by income tax expense recognized under our estimated annual effective tax rate and a valuation allowance of $11.0 million related to our investment in PSUS.

Net (Income) Loss Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $9.3 million for the six months ended June 30, 2025 compared to a net loss of $8.8 million for the six months ended June 30, 2026. The change is a result of the increased loss allocated from PSLP.

Consolidated Changes in Financial Condition

The following table sets forth information regarding our consolidated changes in financial condition as of June 30, 2026 and December 31, 2025:

	As of		Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Assets
Cash and cash equivalents	$8,908	$55,398	$(46,490)	(84%)
Restricted cash	119	119	0	0%
Prepaid expenses	4,542	1,345	3,198	238%
Due from affiliates(1)	1,266	15,614	(14,347)	(92%)
Investment in HHH, at fair value	643,410	717,930	(74,520)	(10%)
Deferred Asset - PS Inc. IPO Shares	600,031	—	600,031	N.M.
Deferred HHH Services Agreement premium	275,839	283,158	(7,319)	(3%)
Investment in PSUS, at fair value	199,650	—	199,650	N.M.
Investment in PSLP, at fair value(1)	56,821	79,288	(22,468)	(28%)
Fixed assets and leasehold improvements	13,859	14,984	(1,124)	(8%)
Lease right-of-use assets	7,900	28,441	(20,541)	(72%)
Other assets	313	3,466	(3,153)	(91%)
Performance fees receivable	—	497,330	(497,330)	(100%)
Deferred sublease incentive	—	4,129	(4,129)	(100%)
Total assets	$1,812,658	$1,701,202	$111,456	7%
Liabilities
Accrued compensation and benefits(1)	$13,203	426,094	(412,891)	(97%)
Accounts payable	7,920	8,620	(700)	(8%)
Deferred revenue	3,786	3,786	0	0%
Loans payable	231,985	34,800	197,185	567%
Deferred tax liability	125,525	—	125,525	N.M.
Operating lease liabilities	21,060	42,673	(21,613)	(51%)
Performance fee distributions payable(1)	—	54,839	(54,839)	(100%)
Affiliates fee rebate payable	—	24,144	(24,144)	(100%)
Taxes payable	—	17,029	(17,029)	(100%)
Distributions payable to partners	—	10,105	(10,105)	(100%)
Total liabilities	403,478	622,089	(218,610)	(35%)
Equity
Common stock	400	—	400	N.M.
Additional paid-in-capital	1,335,576	—	1,335,576	N.M.
Retained earnings	24,962	—	24,962	N.M.
Non-controlling interest in consolidated variable interest entities(1)	48,241	62,695	(14,454)	(23%)
Partners’ capital controlling interests	—	1,016,418	(1,016,418)	(100%)
Total equity	1,409,180	1,079,113	330,067	31%
Total liabilities and equity	$1,812,658	$1,701,202	$111,456	7%

(1)
Includes amounts attributable to consolidated variable interest entities for which Pershing Square does not have any direct equity interests.

Comparison of Balances as of June 30, 2026 and December 31, 2025

Cash and Cash Equivalents

Cash and cash equivalents decreased $46.5 million, or 84%, from December 31, 2025 to June 30, 2026, primarily driven by the use of cash to repay the $34.8 million of outstanding borrowings under the lines of credit from JPMorgan Chase Bank, N.A., as well as for deal expenses related to the Combined Transaction.

Investment in HHH, at fair value

Investment in HHH shares, at fair value decreased by $74.5 million, or 10%, from December 31, 2025 to June 30, 2026, due to a reduction in the share price of HHH’s publicly traded common stock which is used to value the investment.

Deferred Asset - PS Inc. IPO Shares

Deferred Asset - PS Inc. IPO Shares increased by $600.0 million from December 31, 2025 to June 30, 2026 as this asset was recognized in connection with the Combined Transaction which closed on April 30, 2026.

Investment in PSUS, at fair value

Investment in PSUS, at fair value increased by $199.7 million from December 31, 2025 to June 30, 2026 as this investment was made in connection with the Combined Transaction.

Performance Fees Receivable

Performance fees receivable decreased $497.3 million, or 100%, from December 31, 2025 to June 30, 2026, because a majority of performance fees crystallize at the end of the year and are collected shortly thereafter.

Accrued Compensation and Benefits

Accrued compensation and benefits decreased $412.9 million, or 97%, from December 31, 2025 to June 30, 2026. Distributions of profit-sharing partner compensation are accrued in the year in which performance fees crystallize, but are not paid out until after year end.

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

As described above under “— Key Components of Our Results of Operations—Income—Allocation of Performance Fee Revenue,” we implemented the VCA in connection with the Strategic Investment. However, in order to facilitate comparisons with our results following the Combined Transaction, we have presented FRE for the periods presented on a basis that reflects the allocation of our historical performance fees as between the Preferred Performance Fees and Subordinated Performance Fees

that the VCA would have required. Although the VCA was terminated in connection with the Combined Transaction and PSCM issued the Preferred Profits Interest to us and the Subordinated Profits Interest to CompCo, the terms of the Preferred Profits Interest and the Subordinated Profits Interest generally provide for the same calculation of Preferred Performance Fees and Subordinated Performance Fees, and the same allocation of such fees between us and CompCo, as historically provided by the VCA.

Distributable Earnings

DE is a non-GAAP financial measure used to assess performance and amounts available for distribution or dividends, including to our personnel and owners of PSPG and other holders of our common stock. DE represents FRE plus interest income or less interest expense and less taxes and related payables, as applicable.

These non-GAAP financial measures should not be considered a substitute for, superior to or an alternative to net income attributable to PS Inc., which is the most directly comparable GAAP measure. Further, these non-GAAP financial measures have limitations as analytical tools, and when assessing our operating performance, you should not consider non-GAAP financial measures in isolation or as a substitute for GAAP measures including revenues, net income (loss) and net income attributable to PS Inc. We may calculate or present these non-GAAP financial measures differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP financial measures we report may not be comparable.

The following tables set forth our FRE and DE calculations and a reconciliation of DE and FRE to the most directly comparable financial measure calculated in accordance with GAAP for the three months and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share data)	2026	2025	2026	2025
Management fees(1)	$68,029	$53,050	$129,194	$105,252
Preferred performance fees	—	1,499	—	1,601
FRE revenue	$68,029	$54,549	$129,194	$106,853
Growth	25%		21%

Employee compensation and benefits	(5,798)	(3,930)	(11,311)	(8,071)
General and administrative expense	(5,601)	(4,975)	(13,004)	(10,134)
Depreciation and amortization expense	(569)	(578)	(1,148)	(1,155)
Less: FRE expenses	$(11,968)	$(9,483)	$(25,463)	$(19,360)
Growth	26%		32%

Fee-related earnings	$56,061	$45,066	$103,731	$87,493
Growth	24%		19%
Margin	82.4%	82.6%	80.3%	81.9%

Net Interest income (expense)	(1,790)	4,467	(1,677)	14,340
Distributable earnings, pre-tax	$54,271	$49,533	$102,054	$101,833
Growth	10%		0%
Taxes and related payables(2)	—	—	—	—
Distributable earnings	$54,271	$49,533	$102,054	$101,833
Growth	10%		0%

DE per share	$0.14	$0.12	$0.26	$0.25
Growth	10%		0%

Shares outstanding (in millions)	400.0	400.0	400.0	400.0

(1)
Management fee revenue for the three and six months ended June 30, 2026 reflects fees earned from PSUS only for the portion of the quarter following the Combined Transaction, representing approximately two-thirds of a full quarter. FRE management fee revenue is gross of contra-revenue associated with the amortization of Deferred Asset - PS Inc. IPO Shares and Deferred HHH Premium.
(2)
Following the Corporate Conversion effected in connection with the Combined Transaction, PS Inc. is subject to U.S. federal, state and local corporate income taxes. We did not incur corporate income tax in periods prior to Q2 2026. Beginning in Q3 2026 and for future periods, taxes reflected in Distributable Earnings represent the estimated current income tax provision for the period, including related adjustments to income taxes payable and the effect of certain known tax adjustments expected to arise during the tax year.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net income (loss) attributable to Pershing Square Inc.	$(42,695)	$23,670	$(190,285)	$43,400
Net (income) loss attributable to non-controlling interest	(2,151)	(9,189)	8,793	(9,282)
Net income (loss)	$(40,545)	$32,859	$(199,078)	$52,683
Income tax expense (benefit)	(9,269)	1,928	(8,411)	3,722
Net income (loss) before taxes	$(49,813)	$34,786	$(207,490)	$56,405
Management fees - contra-revenue(1)	13,852	2,292	17,512	2,292
Subordinated performance fees(2)	—	—	—	—
Performance fees from Pershing Square, L.P.(3)	(1)	(922)	(1)	(923)
Unrealized (gain) loss on investment in PSLP held at fair value(3)	(2,150)	(8,577)	8,794	(8,671)
Unrealized (gain) loss on PSUS shares held at fair value(4)	50,350	—	50,350	—
Unrealized (gain) loss on HHH shares held at fair value	(74,070)	(270)	74,520	(270)
Non-cash or non-recurring compensation(5)	44,511	—	48,624	—
Non-cash or non-recurring G&A expenses(6)	6,457	2,451	15,039	7,427
Affiliates fee rebates(7)	12,117	12,658	26,593	24,270
Profit-sharing partner compensation(8)	69,254	8,447	81,020	23,896
Other (income) loss(9)	(16,236)	(1,332)	(12,907)	(2,593)
Distributable earnings	$54,271	$49,533	$102,054	$101,833
Taxes and related payables	—	—	—	—
Distributable earnings, pre-tax	$54,271	$49,533	$102,054	$101,833
Interest (income) expense, net	1,790	(4,467)	1,677	(14,340)
Fee-related earnings	$56,061	$45,066	$103,731	$87,493

Net income (loss) per share - basic and diluted	$(0.11)	$0.06	$(0.48)	$0.11
DE per share	$0.14	$0.12	$0.26	$0.25

Shares outstanding (in millions)	400.0	400.0	400.0	400.0

(1)
PS Inc. recognizes contra-revenue from the non-cash amortization of its two intangible assets: (i) the Deferred Asset - PS Inc. IPO Shares, which represents the relative fair value of the shares of the Company’s common stock delivered, for no additional consideration, to each investor in the PSUS IPO and each investor in the PSUS private placement in connection with the Combined Transaction and (ii) the Deferred HHH Premium, which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement. These intangible assets are being amortized over periods of 10 and 20 years, respectively.
(2)
PSCM pays the Subordinated Performance Fee to CompCo, an entity that compensates our investment professionals and certain other employees. As such, the Subordinated Performance Fee is not available for distribution to our shareholders through dividends.
(3)
The operations of PSGP, the general partner of PSLP, are consolidated with our results under GAAP rules. PS Inc. has no equity interest in PSGP and, as a result, any performance allocation earned by PSGP and the unrealized gain/loss recognized on PSGP’s investment in PSLP are fully attributable to non-controlling interest.
(4)
Includes the unrealized gain/loss recognized on both the PSUS common and preferred shares.
(5)
Includes (i) non-cash amortization expense related to employee equity grants and (ii) one-time severance benefits paid to former employees.
(6)
Includes (i) non-recurring expenses primarily related to the Combined Transaction that do not represent the ongoing cost of running our business and (ii) non-cash amortization expense related to RSUs granted to non-employees.
(7)
We have historically rebated management and performance fees attributable to shares of PSH held by our employees and their affiliates. This rebate mechanism was terminated following the Combined Transaction. In order to facilitate period-to-period comparability, we have presented FRE and DE for comparative periods on a basis that excludes the affiliates fee rebate expense.
(8)
In connection with the Combined Transaction, shares of our common stock and M Units were granted to the partners in PSPG in exchange for their existing profit-sharing interests. As a result, all cash-based profit-sharing distributions, which had previously been treated as compensation expense prior to the completion of the Combined Transaction, will be distributed in the form of cash dividends and therefore treated as equity distributions. In order to facilitate period-to-period comparability, we have presented DE for the periods presented in this table on a basis that excludes such profit-sharing partner compensation.
(9)
For the three and six months ended June 30, 2026, primarily comprised of a non-cash gain recognized on the deconsolidation of PSUS following the Combined Transaction.

Liquidity and Capital Resources

Overview

We have historically financed our operations and working capital through net cash provided by operating activities, primarily from management fees and performance fees, and borrowings under our 2014 line of credit (the “2014 Line of Credit”) and the 2021 Line of Credit. As discussed below, we terminated our 2014 Line of Credit and 2021 Line of Credit and entered into new Credit Facilities in connection with the Combined Transaction. As such, since the Combined Transaction, we finance our operations and working capital through net cash provided by operating activities and borrowings under our Revolving Facility (as defined below).

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include our cash flow from operations, current cash and cash equivalents, and the availability of borrowings under our Revolving Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.

2014 Line of Credit and 2021 Line of Credit

We entered into the 2014 Line of Credit and 2021 Line of Credit on October 3, 2014, and December 15, 2021, respectively. See Note 9, “Debt Obligations” to our Consolidated Financial Statements included in this Quarterly Report. We repaid all amounts outstanding under, and closed, the 2014 Line of Credit and 2021 Line of Credit upon the completion of the Combined Transaction.

Senior Secured Credit Facilities

On April 30, 2026, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks, led by Bank of America, N.A., as administrative agent, in connection with our Combined Transaction. The Credit Agreement consists of (i) a senior secured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and (ii) a senior secured term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility,” and together with the Revolving Facility, the “Senior Credit Facilities”). The Credit Agreement also provides for an uncommitted incremental facility option, permitting the Company to request additional revolving or term loan commitments of up to $100.0 million, which would increase total capacity under the Senior Credit Facilities to $450.0 million. Availability under the incremental facility is subject to reduction by certain other incremental indebtedness the Company may incur. Because the incremental facility is uncommitted, any such increase is subject to the receipt of commitments from existing or new lenders, none of which is obligated to provide the additional amount, and to the satisfaction of customary conditions.

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

As of June 30, 2026, we had $134.8 million outstanding under the Revolving Facility. Subsequent to the quarter end, we borrowed an additional $30.0 million in connection with the planned launch of a new fund, increasing the outstanding balance to $164.8 million as of August 12, 2026. See Note 13, “Subsequent Events” to our Consolidated Financial Statements included in this Quarterly Report for additional information.

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

(in thousands)	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$113,325	$(193,127)
Net cash provided by (used in) investing activities	(232,908)	(607,503)
Net cash provided by (used in) financing activities	73,093	(116,607)

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $113.3 million, resulting from a net loss of $199.1 million, adjusted for the unrealized loss on investments held at fair value, the amortization of equity-based compensation and intangible assets, the gain on deconsolidation of PSUS, the write-off of the deferred sublease incentive with NEOX, depreciation and amortization expense, non-cash lease expense and the amortization of our debt financing. Cash flows provided by operating activities were also impacted by changes in operating assets and liabilities of $51.2 million, primarily due to a $497.3 million decrease in performance fee receivables and a $14.3 million decrease in due from affiliates, partially offset by a $412.9 million decrease in accrued compensation and benefits and a $24.1 million decrease in the affiliates fee rebate payable.

For the six months ended June 30, 2025, net cash used in operating activities was $193.1 million resulting from net income of $52.7 million adjusted for the unrealized loss on investments held at fair value, the amortization of equity-based compensation and intangible assets, non-cash depreciation and amortization expense and non-cash lease expense. Cash flows used in operating activities were also impacted by changes in operating assets and liabilities of $251.3 million, primarily due to a $292.8 million increase in the Deferred HHH Premium, a $158.6 million decrease in accrued compensation and benefits, and a $21.7 million decrease in the affiliates fee rebate payable, partially offset by a $231.7 million decrease in performance fees receivable.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities of $232.9 million was primarily related to PS Inc.’s $232.9 million investment in the common and preferred shares of PSUS concurrently with the Combined Transaction.

For the six months ended June 30, 2025, net cash used in investing activities of $607.5 million was primarily related to the $607.2 million investment in connection with the HHH Transaction.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities of $73.1 million was related to $231.8 million of proceeds from the Senior Credit Facilities in connection with PS Inc.’s investment in PSUS, partially offset by $118.1 million of payments made for capital distributions and $34.8 million for the repayment of outstanding borrowings under the lines of credit from JPMorgan Chase Bank, N.A.

For the six months ended June 30, 2025, net cash used in financing activities of $116.6 million was primarily related to payments for capital distributions.

Contractual Obligations and Commercial Commitments

As of June 30, 2026, there have been no significant changes to our contractual obligations and other commitments as disclosed in the IPO Prospectus, other than as described elsewhere in this Quarterly Report and other payments made in the ordinary course of business.

Dividend Policy

Our intention is to pay to holders of our common stock a quarterly cash dividend representing nearly all of our Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law and any contractual restrictions, or to provide for future dividends to stockholders for any ensuing quarter. For our definition of Distributable Earnings, see “—Non-GAAP Financial Measures - Distributable Earnings.” We expect to declare and pay dividends in the first month of the quarter in which they are earned for that quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.

We declared and paid our first quarterly dividend of $0.122 per share for the third quarter of 2026 on July 21, 2026.

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

For a description of our accounting policies, see Note 2, "Significant Accounting Policies," to the Consolidated Financial Statements included elsewhere in this Quarterly Report and for a discussion of our policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus. In addition to the critical accounting policies described in the IPO Prospectus as of

December 31, 2025, with respect to periods following the Combined Transaction, we have identified the following additional critical accounting policies.

Estimation of Fair Value

PSUS Preferred Share Investment

The fair value of our investment in the preferred shares of PSUS was determined using significant unobservable inputs, such as the discount rate and holding period. Changes in the estimated fair value of this investment may have a material impact on our results of operations in any given period, as any increase in this investment has a corresponding positive impact on our GAAP results of operations. See Note 5 to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

Equity-based Compensation

The grant-date fair values of our RSU and M Unit awards are generally determined using our common stock price on the grant date, adjusted for the lack of dividend participation during the vesting period for the RSUs. The higher the adjustment for the lack of dividend participation, the lower the compensation expense taken over time for these RSU grants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Note 11, “Commitments and Contingencies” to the Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 4, 2026)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 4, 2026)
10.1†	Pershing Square Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-8 filed with the SEC on April 28, 2026)
10.2†

Amended and Restated Long-Term Incentive Plan, effective as of April 28, 2026 (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.3†	Terms of M Units (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)
10.4

Registration Rights Agreement, dated April 28, 2026, between the Registrant and the Investors (as defined therein) (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.5

Registration Rights Agreement, dated April 28, 2026, by and among the Registrant and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.6

Fourth Amended and Restated Agreement of Limited Partnership of Pershing Square Capital Management, L.P., dated as of April 28, 2026, by and among PSCM GP, LLC, the Registrant and PS CompCo, LLC (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.7

Credit Agreement, dated April 30, 2026, among the Registrant, as the Borrower, the Guarantors from time to time party thereto, the Lenders party thereto, and Bank of America, N.A., as the Administrative Agent and the L/C Issuer, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

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

Date: August 13,	Pershing Square Inc.
2026
/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer and Chairman (Authorized Officer)

Date: August 13,	/s/ Michael Gonnella
2026	Name:	Michael Gonnella
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)