Form 10-Q
period 2026-09-30
PERSHING SQUARE INC.
filed 2026-11-06
CIK 2026053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 400,000,000 shares of common stock, par value $0.001 per share, and 1 special voting share, par value $0.001 per share, of Pershing Square Inc. issued and outstanding.

PERSHING SQUARE INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our growth strategies, including any plans to launch new funds or complete transactions that increase our permanent capital or expectations about opportunistic inorganic AUM (as defined below) growth; our future results of operations, financial condition or liquidity; future financial performance or results or market capitalization of HHH (as defined below) (including as a result of the Vantage Acquisition (as defined below) and the transformation of HHH); our plans and expectations relating to PSV (as defined below); our plans regarding dividend payments; and our plans for equity compensation, made in this Quarterly Report are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Forward-looking statements reflect management's current expectations and are inherently uncertain. We caution investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•
difficult global market, economic or geopolitical conditions affecting our investment performance and business;
•
operating performance challenges for certain investments held by our funds or HHH (as defined below) arising from a period of economic slowdown, which may occur across one or more industries, sectors or geographies;
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
•
the risk that HHH may be unsuccessful in executing its strategy, including the transformation of HHH into a capital-light, fee-generating real estate asset management platform and the deployment of capital into Vantage’s insurance business, that such transformation may not occur on the anticipated timeline or at all, and that HHH and Vantage may not realize the expected benefits, returns or growth;
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
•
risks associated with the launch of new funds, including PSV, which may not be launched on the anticipated timeline or at all, and our use of borrowings to fund anchor investments in such funds, including the risk that returns on such investments may not exceed our cost of debt and that we may be unable to refinance our credit facilities on favorable terms;
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

These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results or outcomes to differ significantly from management's expectations, are described in greater detail in the section entitled “Risk Factors” of our prospectus (the “IPO Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333-294165) (the “Registration Statement”), as updated by our periodic filings with the SEC. The forward-looking statements included in this Quarterly Report speak only as of the date hereof or as of the date they are made, as applicable. We undertake no obligation to update any "forward-looking statement" made in this Quarterly Report, whether as a result of new information, changed assumptions, the occurrence of unanticipated events, changes to future operating results or otherwise, except as required by law.

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
•
“permanent capital” means capital that is not subject to withdrawal or redemption at the option of the fund investor or shareholder;
•
“permanent capital AUM” refers to the portion of Fee-Paying AUM that is not subject to withdrawal or redemption at the option of the fund investor or shareholder;
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
•
“PSV” refers to Pershing Square Ventures, Ltd., a Delaware statutory trust that was formed on July 8, 2026 for the purpose of launching a new fund and is currently a 100% owned subsidiary of PS Inc.;
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
•
“Strategic Investment” refers to the transaction consummated on May 31, 2024 pursuant to which a consortium of strategic investors (the “Strategic Investors”) acquired minority interests in our business; and
•
“Vantage Acquisition” refers to HHH’s previously announced acquisition of Vantage Group Holdings, Ltd. (“Vantage”), a privately held specialty and reinsurance holding company, on June 4, 2026.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pershing Square Inc.

Consolidated Statements of Financial Condition

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and cash equivalents	$767,680	$55,397,767
Restricted cash	118,935	118,935
Prepaid expenses	4,905,656	1,344,606
Due from affiliates(1)	324,668	15,613,554
Investment in HHH, at fair value	662,580,000	717,930,000
Deferred Asset - PS Inc. IPO Shares	584,658,274	—
Deferred HHH Services Agreement premium	272,179,582	283,158,457
Investment in PSUS, at fair value	196,110,000	—
Venture investments, at fair value	79,699,968	—
Investment in PSLP, at fair value(1)	58,333,957	79,288,239
Fixed assets and leasehold improvements (net of accumulated depreciation of $19,268,568 and $17,592,861)	13,331,522	14,983,725
Lease right-of-use assets	7,760,457	28,440,786
Other assets	1,637,750	3,465,870
Performance fees receivable	—	497,330,469
Deferred sublease incentive	—	4,129,121
Total assets	$1,882,408,449	$1,701,201,529

Liabilities
Accrued compensation and benefits(1)	$15,167,974	$426,093,557
Accounts payable	5,115,651	8,620,401
Deferred revenue	3,786,000	3,786,000
Loans payable	294,236,237	34,800,000
Deferred tax liability	124,817,474	—
Operating lease liabilities	20,504,284	42,672,771
Taxes payable	11,388,571	17,029,108
Performance fee distributions payable(1)	—	54,838,527
Affiliates fee rebate payable	—	24,143,741
Distributions payable to partners	—	10,104,536
Total liabilities	475,016,191	622,088,641

Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized (400,000,000 and 0 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	400,000	—
Additional paid-in-capital	1,377,120,929	—
Retained earnings (deficit)	(19,883,021)	—
Non-controlling interest in consolidated variable interest entities(1)	49,754,350	62,694,884
Partners’ capital controlling interests	—	1,016,418,004
Total equity	1,407,392,258	1,079,112,888

Total liabilities and equity	$1,882,408,449	$1,701,201,529

(1)
Includes amounts attributable to consolidated variable interest entities (“VIEs”) for which Pershing Square Inc. does not have any direct equity interests.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Management fees, net of contra-revenue	$56,603,550	$62,300,260	$168,285,718	$165,260,315
Performance fees(1)	—	3,891,898	1,107	6,415,568
Total revenue	56,603,550	66,192,158	168,286,825	171,675,883

Expenses
Employee compensation and benefits	70,470,690	5,659,763	130,405,376	13,730,708
Profit-sharing partner compensation(1)	—	10,573,384	81,020,444	34,468,216
General and administrative expense	5,671,611	10,919,968	33,715,728	28,481,409
Affiliates fee rebate	—	14,221,414	26,592,930	38,491,397
Depreciation and amortization expense	527,788	572,658	1,675,707	1,727,824
Total expenses	76,670,089	41,947,187	273,410,185	116,899,554

Operating income (loss)	(20,066,539)	24,244,971	(105,123,360)	54,776,329

Non-operating income (expenses)
Other income (expense)	314,305	1,322,322	13,221,761	3,915,635
Interest and dividend income	1,200,260	564,981	2,548,995	16,067,002
Unrealized gain (loss) on HHH shares held at fair value	19,170,000	132,030,000	(55,350,000)	132,300,000
Unrealized gain (loss) on PSUS shares held at fair value	(3,540,000)	—	(53,890,000)	—
Unrealized gain (loss) on investment in PSLP held at fair value(1)	1,513,233	4,739,832	(7,280,732)	13,410,410
Interest expense	(3,868,983)	(584,824)	(6,894,296)	(1,747,290)
Total non-operating income (expenses)	14,788,815	138,072,311	(107,644,272)	163,945,757

Net income (loss) before taxes	(5,277,724)	162,317,282	(212,767,632)	218,722,086
Income tax expense (benefit)	13,092,064	1,307,679	4,680,603	5,029,653
Net income (loss)	(18,369,788)	161,009,603	(217,448,235)	213,692,433
Less: Net (income) loss attributable to non-controlling interest	(1,513,233)	(5,547,873)	7,279,976	(14,830,270)
Net income (loss) attributable to PS Inc.	$(19,883,021)	$155,461,730	$(210,168,259)	$198,862,163

Net income (loss) per share of common stock
Basic and diluted	$(0.05)	$0.39	$(0.53)	$0.50
Weighted-average shares of common stock outstanding
Basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

(1)
Includes amounts attributable to consolidated VIEs for which Pershing Square Inc. does not have any direct equity interests.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Changes in Equity (Unaudited)

	Pershing Square Holdco, L.P.(1)	Pershing Square Inc.(2)
	Limited Partner Interest	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total
As of June 30, 2026	$—	$400,000	$1,335,576,463	$24,961,996	$48,241,117	$1,409,179,576
Net income (loss)	—	—	—	(19,883,021)	1,513,233	(18,369,788)
Equity-based compensation	—	—	65,382,470	—	—	65,382,470
Dividends	—	—	(23,838,004)	(24,961,996)	—	(48,800,000)
As of September 30, 2026	$—	$400,000	$1,377,120,929	$(19,883,021)	$49,754,350	$1,407,392,258

	Pershing Square Holdco, L.P.(1)	Pershing Square Inc.(2)
	Limited Partner Interest	Common Stock	Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-Controlling Interest	Total
As of December 31, 2025	$1,016,418,004	$—	$—	$—	$62,694,884	$1,079,112,888
Capital contributions	61,719,111	—	—	—	—	61,719,111
Capital distributions	(47,430,162)	—	—	—	(5,660,558)	(53,090,720)
Net income (loss)	(215,276,418)	—	—	—	(4,983,462)	(220,259,880)
As of April 30, 2026	$815,430,535	$—	$—	$—	$52,050,864	$867,481,399
Conversion to corporation	(815,430,535)	—	815,430,535	—	—	—
Capital contributions	—	400,000	609,823,497	—	—	610,223,497
Capital distributions	—	—	—	(29,184)	—	(29,184)
Net income (loss)	—	—	—	5,108,159	(2,296,514)	2,811,645
Deferred tax effects resulting from changes in equity	—	—	(134,450,348)	—	—	(134,450,348)
Equity-based compensation	—	—	110,155,249	—	—	110,155,249
Dividends	—	—	(23,838,004)	(24,961,996)	—	(48,800,000)
As of September 30, 2026	$—	$400,000	$1,377,120,929	$(19,883,021)	$49,754,350	$1,407,392,258

(1)
Pershing Square Holdco GP, LLC, the general partner of Pershing Square Holdco, L.P., did not have a capital balance at any time during the periods disclosed and is therefore not shown in the Consolidated Statements of Changes in Equity.
(2)
During the periods presented, Pershing Square Inc. also had one special voting share outstanding with par value $0.001.

Pershing Square Inc.

Consolidated Statements of Changes in Equity (Unaudited - Continued)

	Limited Partner Interest - Pershing Square Holdco, L.P.(1)	Non-Controlling Interest	Total
As of June 30, 2025	$910,225,031	$51,844,019	$962,069,050
Capital contributions	365,857	—	365,857
Capital distributions	(26,777,471)	—	(26,777,471)
Net income (loss)	155,461,730	5,547,873	161,009,603
As of September 30, 2025	$1,039,275,147	$57,391,892	$1,096,667,039

	Limited Partner Interest - Pershing Square Holdco, L.P.(1)	Non-Controlling Interest	Total
As of December 31, 2024	$920,469,068	$46,789,381	$967,258,449
Capital contributions	1,085,642	—	1,085,642
Capital distributions	(81,141,726)	(4,227,759)	(85,369,485)
Net income (loss)	198,862,163	14,830,270	213,692,433
As of September 30, 2025	$1,039,275,147	$57,391,892	$1,096,667,039

(1)
Pershing Square Holdco GP, LLC, the general partner of Pershing Square Holdco, L.P., did not have a capital balance at any time during the periods disclosed and is therefore not shown in the Consolidated Statements of Changes in Equity.

The accompanying notes form an integral part of these Consolidated Financial Statements.

Pershing Square Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(217,448,235)	$213,692,433
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on investments held at fair value	130,194,280	(137,790,953)
Non-cash amortization of equity-based compensation	171,874,360	1,085,642
Non-cash amortization of intangible assets	36,544,098	5,951,918
Gain on deconsolidation of PSUS	(15,996,659)	—
Deferred tax liability	(9,632,874)	—
Write-off of deferred sublease incentive	4,129,121	—
Depreciation and amortization expense	1,675,707	1,727,824
Non-cash lease expense	556,580	1,703,883
Non-cash amortization of debt financing	420,154	—
Changes in operating assets and liabilities:
Performance fees receivable	497,330,469	231,082,946
Due from affiliates	15,286,286	386,587
Prepaid expenses	(3,571,730)	(1,173,705)
Other assets	7,688,625	321,217
Accrued compensation and benefits	(410,925,583)	(157,075,374)
Affiliates fee rebate payable	(24,143,741)	(21,661,699)
Taxes payable	(5,640,537)	(13,627,356)
Accounts payable	(4,517,747)	3,912,536
Operating lease liabilities	(2,044,737)	(2,837,612)
Net cash relinquished from deconsolidation of PSUS(1)	(93,063)	—
Deferred HHH Services Agreement premium	—	(292,770,000)
Deferred revenue	—	3,750,000
Deferred sublease incentive	—	383,113
Net cash provided by (used in) operating activities	171,684,774	(162,938,600)

Cash flows from investing activities
Purchase of investment in PSUS	(232,884,000)	—
Purchase of venture investments	(79,699,968)	—
Purchases of fixed assets and leasehold improvements	(23,504)	(425,485)
Purchase of investment in HHH, net	—	(607,230,000)
Net cash provided by (used in) investing activities	(312,607,472)	(607,655,485)

Cash flows from financing activities
Proceeds from borrowings, net	293,816,083	—
Repayment of borrowings	(34,800,000)	—
Payments for capital distributions	(118,062,967)	(143,388,501)
Offering costs for Pershing Square USA, Ltd.	(5,860,505)	(1,674,292)
Dividends paid to shareholders	(48,800,000)	—
Net cash provided by (used in) financing activities	86,292,611	(145,062,793)

Net change in cash and cash equivalents and restricted cash	(54,630,087)	(915,656,878)
Cash and cash equivalents and restricted cash, beginning of period	55,516,702	964,975,448
Cash and cash equivalents and restricted cash, end of period	$886,615	$49,318,570
(1)
Net cash relinquished from deconsolidation of PSUS includes $2.77 billion of gross proceeds raised in the Combined Private Placement which was both received by PSUS and deconsolidated by PS Inc. during the period.

Pershing Square Inc.

Consolidated Statements of Cash Flows (Unaudited - continued)

	Nine months ended September 30,
	2026	2025
Supplemental disclosures:
Cash paid during the period for income tax	$21,988,871	$19,558,390
Cash paid during the period for interest	6,673,848	1,773,390

Non-cash activities:
Capital contributions	537,492,260	1,085,642

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	767,680	49,199,635
Restricted cash	118,935	118,935
Total cash and cash equivalents and restricted cash, end of period	$886,615	$49,318,570

The accompanying notes form an integral part of these Consolidated Financial Statements.

PERSHING SQUARE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

1.
ORGANIZATION

Pershing Square Inc. (“PS Inc.”) along with its consolidated subsidiaries (collectively, the “Company”) is an alternative asset management company that manages pools of primarily permanent capital invested in long-term, high-return investment strategies. PS Inc. is the successor reporting entity to Pershing Square Holdco, L.P. (“PS Holdco”).

The Company includes the consolidated accounts of Pershing Square Capital Management, L.P., a Delaware limited partnership (“PSCM”), which operates as the investment manager of the funds and other clients described further below, and PSCM’s general partner, PSCM GP, LLC, a Delaware limited liability company (“PSCM GP”).

Corporate Conversion and IPO

On April 30, 2026, PS Inc. completed an IPO of shares of its common stock (NYSE: PS) as part of a combined offering with the PSUS IPO. In connection with the closing of the Combined IPO, PS Inc. and PSUS closed the Combined Private Placement of PSUS Shares and shares of PS Inc. common stock. Gross proceeds to PSUS from the Combined Transaction, before deducting sales loads, placement fees and other offering expenses, was $5 billion. PS Inc. did not receive any proceeds from the Combined Transaction. PS Inc. delivered 24,747,254 shares of its common stock to investors in the Combined Transaction for no additional consideration. Upon the completion of the IPO, 400,000,000 shares of PS Inc. common stock were issued and outstanding.

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

Consolidated Entities

As of September 30, 2026, the accounts of the Company include PS Inc. and the following consolidated legal entities:

•
PSCM, as a 100% owned subsidiary.
•
PSCM GP, as a 100% owned subsidiary.
•
Pershing Square Ventures, Ltd. (“PSV”), as a 100% owned subsidiary which is in the seed phase of building a venture portfolio.
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

(Unaudited)

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

(Unaudited)

The following tables summarize the consolidated balances of PSGP:

Summarized Financial Information - Pershing Square GP, LLC	September 30, 2026	December 31, 2025
Statements of Financial Condition
Assets
Investment in Pershing Square, L.P., at fair value	$58,333,957	$79,288,239
Due from affiliates	—	11,800,000
Total assets	$58,333,957	$91,088,239
Liabilities and Equity
Accrued compensation and benefits	$8,579,607	$16,593,355
Performance fee distributions payable	—	11,800,000
Total liabilities	8,579,607	28,393,355
Non-controlling interest	49,754,350	62,694,884
Total liabilities and equity	$58,333,957	$91,088,239

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2026	2025	2026	2025
Unrealized gain (loss) on investment in Pershing Square, L.P. held at fair value	$1,513,233	$4,739,832	$(7,280,732)	$13,410,410
Performance allocation from Pershing Square, L.P.(1)	—	1,230,625	1,107	2,153,192
Profit-sharing partner compensation	—	(422,584)	(351)	(733,332)
Net income (loss) attributable to non-controlling interest	$1,513,233	$5,547,873	$(7,279,976)	$14,830,270

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

Pershing Square Ventures

PSV was formed as a Delaware statutory trust on July 8, 2026 and is consolidated with PS Inc. as a 100% owned subsidiary. As of September 30, 2026, the Company has provided PSV with $79,699,968 of seed capital. PSV has used this capital to make various venture investments as it builds its initial portfolio, which are recognized in venture investments, at fair value. The Company determined that PSV is a VIE and that PS Inc. is its primary beneficiary. The Company also determined that PSV meets the definition of an investment company under ASC 946, Financial Services—Investment Companies (“ASC 946”). Accordingly, PSV measures its underlying investments at fair value, and that specialized accounting is retained in the Company's consolidated financial statements.

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

(Unaudited)

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

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2026, cash and cash equivalents was comprised of $166,946 (December 31, 2025: $1,339,595) of cash held at a U.S. bank and $600,734 (December 31, 2025: $54,058,172) of cash equivalents held in two money market funds invested in U.S. Treasury obligations (JPMorgan 100% U.S. Treasury Securities Money Market Fund and UBS Select 100% US Treasury Preferred Fund Class T). Money market funds are carried at net asset value, which approximates fair value. The interest earned on cash invested in money market funds is recorded in interest income.

As of September 30, 2026 and December 31, 2025, the Company’s cash balances not invested in money market funds were held in Federal Deposit Insurance Corporation insured bank accounts, which at times may have been in excess of federally insured limits.

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

As of September 30, 2026 and December 31, 2025, no allowance related to due from affiliates was deemed necessary.

Fair Value of Financial Instruments

The Company’s assets and liabilities that qualify as financial instruments under GAAP are generally recorded at fair value or at an amount where the carrying value approximates fair value due to the instrument’s short-term nature.

The guidance in ASC 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure the investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

(Unaudited)

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

Fixed assets and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation of fixed assets is calculated using the straight-line method over a period of three to seven years. Leasehold improvements are amortized over the shorter of the expected useful life or the remaining term of the related lease agreement. Total depreciation and amortization expense of the Company for the three and nine months ended September 30, 2026 was $527,788 and $1,675,707 (2025: $572,658 and $1,727,824). The Company evaluates fixed assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be fully recovered. The Company has determined that there was no impairment to be recorded for its fixed assets.

The following table provides the gross balances for each class of fixed assets and total accumulated depreciation and amortization for all asset classes:

		September 30, 2026	December 31, 2025
Asset Class	Useful Life
Leasehold improvements	15	$28,405,531	$28,395,531
Furniture and fixtures	7	2,173,959	2,173,959
Office computers and equipment	5	1,559,296	1,528,371
Computer software	3	461,304	478,725
Total fixed assets and leasehold improvements (gross)		32,600,090	32,576,586
Less: Accumulated depreciation and amortization		(19,268,568)	(17,592,861)
Total fixed assets and leasehold improvements (net)		$13,331,522	$14,983,725

Accounts Payable

Accounts payable is comprised of primarily general and administrative expenses as well as interest expense that were accrued but not paid as of period end. For more details on general and administrative expenses, refer to Note 8.

(Unaudited)

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

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes, recognizing deferred taxes using enacted tax rates expected to apply when temporary differences reverse and recording a valuation allowance when it is more likely than not that a deferred tax asset will not be realized.

Upon the Corporate Conversion, the Company recognized deferred taxes on differences between the financial reporting and tax bases of its assets and liabilities, which resulted in a deferred income tax benefit of $32.3 million. In addition, the Deferred Asset - PS Inc. IPO Shares is presented as an intangible asset on the Company’s balance sheet. The Company recorded, in additional paid-in capital, deferred taxes of $134.5 million related to this intangible asset. The Company has recorded a valuation allowance of $11.8 million as of September 30, 2026 against the deferred tax asset related to its investment in PSUS, which is capital in character, as the Company determined that it is more likely than not that the asset will not be realized. After giving effect to these and other temporary differences, the Company had a net deferred tax liability of $124.8 million as of September 30, 2026.

The Company’s effective U.S. GAAP tax rate for the nine months ended September 30, 2026 was (2.2)%, which is calculated by dividing the Company’s year-to-date GAAP income tax expense (benefit) by the corresponding net income (loss) before taxes. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily because (i) the loss for the period prior to the Corporate Conversion was not subject to U.S. federal or state corporate income taxes, (ii) compensation expense related to the M Units is not deductible for income tax purposes, and (iii) the Company recorded an $11.8 million valuation allowance against the deferred tax asset related to its investment in PSUS. The effect of these items was partially offset by the $32.3 million deferred tax benefit recognized upon the Corporate Conversion.

The Company records interest and penalties related to income taxes, if any, within income tax expense, and no such amounts were accrued as of September 30, 2026. The Company does not believe it has any uncertain tax positions that would result in a material change to unrecognized tax benefits within twelve months of the reporting date. Generally, the Company’s tax returns for tax years 2022 and forward remain open to examination by the relevant taxing authorities.

For the tax years ending December 31, 2026 and 2025, PS Holdco and PSPG elected to be subject to the New York State and New York City Pass-Through Entity Taxes (collectively, “PTET”). For PS Holdco, PTET applies only to periods prior to the Corporate Conversion. PTET payments made on behalf of partners were recorded in profit-sharing partner compensation and capital distributions, as applicable.

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

Offering Costs

Offering costs consist of fees related to underwriting, legal advice, regulatory filings, printing and other costs for services directly related to an offering of securities. Such costs incurred by PSV in advance of its securities offering are being deferred and recorded in other assets. As of September 30, 2026, offering costs in the amount of $1,024,112 have been deferred by PSV.

Prior to the completion of the Combined Transaction, offering costs incurred by PSUS were deferred and recorded in other assets. Following the Combined Transaction, PSUS was deconsolidated from PS Inc. and any offering costs related to PSUS were no longer recorded in the books and records of PS Inc.

PS Inc. was not the direct recipient of any funds raised in the Combined Transaction, so all related offering costs incurred by the Company were expensed as incurred and recorded in professional fees within the general and administrative expense line.

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

(Unaudited)

Employee Benefit Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. All employees and profit-sharing partners are eligible to participate in the savings plan (the “401(k) Plan”). The 401(k) Plan allows participants to invest in a variety of mutual funds across several fund families. The Company makes a safe harbor contribution in the amount of 3% of each participant’s eligible compensation, subject to certain Internal Revenue Code limitations. The safe harbor contribution is processed on a per payroll basis for employees and annually for profit-sharing partners, regardless of whether they elect to contribute to the 401(k) Plan. Safe harbor contributions are vested immediately. For the three and nine months ended September 30, 2026, expenses related to the 401(k) Plan were $56,464 and $204,984 (2025: $53,893 and $148,141) and are included in employee compensation and benefits.

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

Compensation expense related to the issuance of equity-based awards upon and subsequent to the Combined Transaction is measured using the awards’ grant-date fair value. Compensation expense for employee awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. The Company recognizes equity-based award forfeitures in the period in which they occur as a reversal of previously recognized compensation expense.

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

(Unaudited)

Dividends

Following the Corporate Conversion, distributions to equity holders are made in the form of dividends on the Company's common stock. Prior to the Corporate Conversion, distributions were made in accordance with the partnership agreement of PS Holdco.

Dividends are recognized when declared by the Board of Directors as a reduction of retained earnings. Once retained earnings has been reduced to zero, any further dividends are recorded as a reduction of additional paid-in-capital.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 amending ASC 740, Income Taxes, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The new guidance requires all entities to disclose, on an annual basis, income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2025 for private companies and after December 15, 2024 for public companies, with early adoption permitted. As an “emerging growth company” as defined under Section 2(a) of the Securities Act, the Company is subject to the private company adoption timeline, and ASU 2023-09 will be effective for the Company’s annual financial statements for the year ending December 31, 2026. The Company expects to apply the guidance prospectively and is evaluating the effect on its income tax disclosures.

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

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU 2026-03 requires investment companies within the scope of ASC 946 to consider the effects of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 also requires additional disclosures regarding discounts attributable to contractual sale restrictions included in fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

The following table summarizes the carrying amount of the Deferred Asset - PS Inc. IPO Shares:

	September 30, 2026	December 31, 2025
Deferred Asset - PS Inc. IPO Shares	$610,223,497	$—
Accumulated amortization	(25,565,223)	—
Deferred Asset - PS Inc. IPO Shares, net	$584,658,274	$—

(Unaudited)

For the three and nine months ended September 30, 2026, the amortization recognized on the Deferred Asset - PS Inc. IPO Shares as contra-revenue totaled $15,372,552 and $25,565,223.

Deferred HHH Services Agreement Premium

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

The following table summarizes the carrying amount of the Deferred HHH Premium:

	September 30, 2026	December 31, 2025
Deferred HHH Premium	$292,770,000	$292,770,000
Accumulated amortization	(20,590,418)	(9,611,543)
Deferred HHH Premium, net	$272,179,582	$283,158,457

For the three and nine months ended September 30, 2026, the Deferred HHH Premium amortization recognized as contra-revenue totaled $3,659,625 and $10,978,875 (2025: $3,659,625 and $5,951,918).

The following table summarizes the estimated amortization of the Company’s intangible assets for each of the next five years:

For the Years Ended December 31,	Deferred HHH Premium	Deferred Asset - PS Inc. IPO Shares	Total
2026 (Remaining)	$3,659,625	$15,372,552	$19,032,177
2027	14,638,500	60,988,931	75,627,431
2028	14,638,500	61,156,024	75,794,524
2029	14,638,500	60,988,931	75,627,431
2030	14,638,500	60,988,931	75,627,431
Total (Next five years)	$62,213,625	$259,495,369	$321,708,994

4.
RELATED PARTY TRANSACTIONS

Management Fees

The Company earns all of its management fees from the Pershing Square Funds and HHH. The Pershing Square Funds are considered related parties as PSCM manages their operations and makes investment decisions on their behalf as investment manager. HHH is considered a related party as an equity method investee.

(Unaudited)

For the three and nine months ended September 30, 2026, PSCM earned management fees from the Pershing Square Funds of $71,849,727 and $193,408,005 (2025: $58,810,933 and $161,174,266). PSCM may elect to waive the management fee with respect to certain partners or shareholders of the Pershing Square Funds in accordance with each Pershing Square Fund’s organizational documents. Pursuant to the HHH Services Agreement, for the three and nine months ended September 30, 2026, PSCM reduced management fees for the Pershing Square Funds by $1,117,570 and $4,328,480 (2025: $1,278,067 and $1,978,691), which was calculated as the HHH Fees multiplied by the percentage of HHH’s shares outstanding held by the Pershing Square Funds that were attributable to fee-paying capital.

For the three and nine months ended September 30, 2026, PSCM earned a Base Management Fee of $3,786,000 and $11,358,000 (2025: $3,750,000 and $6,098,901) and a Variable Management Fee of $0 and $63,811 (2025: $3,398,952 and $3,939,066).

The following table presents a summary of all sources of management fees:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Pershing Square Holdings, Ltd.	$47,187,764	$54,996,854	$147,115,174	$150,089,675
Pershing Square USA, Ltd.	22,962,674	—	39,498,217	—
Pershing Square, L.P.	1,159,517	2,682,657	4,864,295	7,618,228
Pershing Square International, Ltd.	539,772	1,131,422	1,930,319	3,466,363
HHH Base Management Fee	3,786,000	3,750,000	11,358,000	6,098,901
HHH Variable Management Fee	—	3,398,952	63,811	3,939,066
Total Management Fees - Gross	$75,635,727	$65,959,885	$204,829,816	$171,212,233

Less: Amortization of Deferred Asset - PS Inc. IPO Shares	(15,372,552)	—	(25,565,223)	—
Less: Amortization of Deferred HHH Premium	(3,659,625)	(3,659,625)	(10,978,875)	(5,951,918)

Total Management Fees - Net	$56,603,550	$62,300,260	$168,285,718	$165,260,315

PSCM received in advance the $3,786,000 HHH Base Management Fee for the three months ended December 31, 2026, which is recorded in deferred revenue as of September 30, 2026.

Performance Fees / Allocations

The Company earns all of its performance fees/allocations from PSH and the Private Funds, each of which is a related party. Generally, performance fees are paid annually and based on mark-to-market returns including realized and unrealized gains.

Pershing Square Holdings, Ltd.

PSCM receives a performance fee from PSH (the “PSH Performance Fee”) in an amount equal to 16% of the net asset value (“NAV”) appreciation (before giving effect to accrued performance fees) attributable to the fee-paying shares of PSH above a high-water mark minus a fee reduction of (i) 20% of the performance fees earned by PSCM from non-PSH funds (PSLP and PSINTL) and (ii) 20% of management fees earned from any non-PSH funds that invest in public securities and do not charge performance fees (as of September 30, 2026, only PSUS; as of December 31, 2025, none).

The PSH Performance Fee, if earned, is payable upon the occurrence of crystallization events, which include, but are not limited to, December 31 of each year and PSH’s payment of a dividend. PSH Performance Fees resulting from dividends are pro-rated to reflect the ratio of the dividend to PSH’s net asset value at the time the dividend is paid. Payment of the PSH Performance Fee is subject to a hold-back where 1% is held until completion of PSH’s financial statement audit.

(Unaudited)

For the three and nine months ended September 30, 2026, no PSH Performance Fee was earned (2025: $1,143,355 and $1,695,625). As of September 30, 2026, no portion of the PSH Performance Fee remained receivable from PSH (December 31, 2025: $486,622,392).

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

For the three and nine months ended September 30, 2026, no PSINTL Performance Fee was earned (2025: $1,517,918 and $2,566,751). As of September 30, 2026, none of the PSINTL Performance Fee remained receivable from PSINTL (December 31, 2025: $10,708,077).

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

For the three and nine months ended September 30, 2026, the PSLP Performance Allocation was $0 and $1,107 (2025: $1,230,625 and $2,153,192). The Company has no direct equity interest in PSGP, and as a result, all income from PSGP is reflected in net income attributable to non-controlling interest. PSGP may, in its sole discretion, elect to waive the PSLP Performance Allocation with respect to any limited partner of PSLP.

Variable Compensation Agreement

Pursuant to the now terminated Variable Compensation Agreement between CompCo, PSCM and PS Holdco (the “VCA”), PS Holdco was entitled to receive from PSCM the following performance fee amounts:

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

Further, pursuant to the VCA, CompCo was entitled to receive from PSCM the following amounts, in each case solely to the extent such amount exceeded the Preferred Performance Fee PS Holdco received from PSCM and net of any applicable taxes:

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

For the nine months ended September 30, 2026, there was no Preferred Performance Fee or Subordinated Performance Fee earned (2025: $4,262,376 Preferred and $0 Subordinated). Both the Preferred Performance Fee and Subordinated Performance Fee are recognized in revenue and are part of the amounts disclosed in “Performance Fees / Allocations” above. The Preferred Performance Fee is retained by the Company and is available for distribution to shareholders.

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

Affiliates Fee Rebate

Prior to April 30, 2026, management fees and performance fees paid through the PSH public shares held by PSCM’s partners, employees and certain of their affiliated entities were rebated (the “Affiliate Rebate”) to such shareholders on a quarterly basis for management fees and on an annual basis for crystallized performance fees through an allocation of part of PSPG’s distribution from PS Holdco to the affiliated PSH shareholders. The Affiliate Rebate was recognized by PSCM as an expense paid by PSPG on PSCM’s behalf. For the three and nine months ended September 30, 2026, the Affiliate Rebate totaled $0 and $26,592,930 (2025: $14,221,414 and $38,491,397). As of September 30, 2026, there was no remaining Affiliate Rebate payable (December 31, 2025: $24,143,741).

Office Space License

Prior to January 1, 2026, PSCM licensed a portion of its office space to Mr. Ackman’s family office, TABLE, under a license agreement. For the three and nine months ended September 30, 2025, TABLE paid $294,869 and $884,607 for office space, which is included in other income.

The agreement also granted TABLE the use of a designated portion of PSCM’s office space and certain office-related services, including information technology and general administrative services. Following January 1, 2026, only certain office-related services were still used by TABLE. For the three and nine months ended September 30, 2026, TABLE paid $98,236 and $256,691 (2025: $134,080 and $402,239) for office-related services, which is included in other income.

Ownership in Landlord Entity

Georgetown Eleventh Avenue Owners, LLC (the “Landlord”), owns the building in which PSCM rents office space. Mr. Ackman and certain of Mr. Ackman’s affiliates are indirectly invested in the Landlord.

PSH Share Agreement

On December 15, 2025, the Company entered into a PSH Share Agreement with Mr. Ackman and certain other affiliates (together with Mr. Ackman, the “Shareholders”) for no consideration, pursuant to which each Shareholder granted the Company the right, but not the obligation, to acquire from such Shareholder a certain percentage of the outstanding ordinary shares of PSH (the “Subject PSH Shares”) in exchange for shares in the Company at an agreed upon ratio (the “PSH Share Acquisition”). As of September 30, 2026, the Subject PSH Shares represented approximately 27% of the total number of PSH shares issued and outstanding. Pursuant to the PSH Share Agreement, the Company has the right to consummate the PSH Share Acquisition at any time on or after the ninth anniversary, and on or before the tenth anniversary, of the Corporate Conversion. As such, no PSH shares were acquired as of September 30, 2026.

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

As of September 30, 2026, the Company’s investment in 9,000,000 shares of HHH common stock was valued at $662,580,000 (December 31, 2025: $717,930,000), which represented an ownership percentage of approximately 15.1% (December 31, 2025: 15.2%). For the three and nine months ended September 30, 2026, the Company recorded an unrealized gain of $19,170,000 and an unrealized loss of $55,350,000 from its investment in HHH (2025: gain of $132,030,000 and $132,300,000).

The summarized financial information of HHH is as follows:

Summarized Financial Information - HHH	September 30, 2026	December 31, 2025
Statement of Financial Condition
Assets
Net investment in real estate	$7,354,909,000	$7,367,055,000
All other assets	8,964,137,000	3,272,406,000
Total assets	$16,319,046,000	$10,639,461,000
Liabilities and Equity
Mortgages, notes, and loans payable, net	$5,703,949,000	$5,109,828,000
Reserves for claims and claim expenses	2,262,306,000	—
All other liabilities	3,278,786,000	1,687,387,000
Total liabilities	11,245,041,000	6,797,215,000
Total equity	5,074,005,000	3,842,246,000
Total liabilities and equity	$16,319,046,000	$10,639,461,000

	Three months ended	Nine months ended	Three months ended	For the period from May 5, 2025 to September 30, 2025
	September 30, 2026		September 30, 2025
Statement of Operations
Total revenues	$636,295,653	$1,994,539,744	$390,234,825	$604,574,282
Total expenses	(535,448,034)	(1,616,415,497)	(217,557,461)	(367,815,303)
Total other income (loss)	56,122,832	69,111,772	16,893,579	17,701,423
Operating income (loss)	156,970,451	447,236,019	189,570,943	254,460,402
Net income (loss)	(370,382)	164,651,242	119,401,278	115,356,054
Net income (loss) attributable to common stockholders	$(1,086,834)	$165,503,749	$119,507,991	$115,427,612

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

As of September 30, 2026, PSGP had an investment of $58,333,957 (December 31, 2025: $79,288,239) in PSLP, which represented an ownership percentage of approximately 6.4% (December 31, 2025: 5.2%). For the three and nine months ended September 30, 2026, PSGP recorded an unrealized gain of $1,513,233 and an unrealized loss of $7,280,732 (2025: gain of $4,739,832 and $13,410,410) from its investment in PSLP.

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

Investment in PSUS Common Shares

Concurrently with the Combined Transaction, the Company increased its total investment in PSUS common shares from $17.1 million to $200 million, and its ownership of PSUS dropped from 100% to 4.0%. Subsequent to the Combined Transaction and loss of control over PSUS, the Company’s investment in PSUS common shares is classified as an equity method investment as the Company is deemed to exert significant influence over PSUS as the fund’s investment manager. The Company has elected the fair value option for this investment with changes in fair value recognized through profit and loss. The Company’s investment in PSUS common shares is a Level I investment in the fair value hierarchy as its shares are publicly traded and quoted prices are readily available.

As of September 30, 2026, PS Inc.’s investment in 4,000,000 shares of PSUS common stock was valued at $148,400,000, which represented an ownership percentage of approximately 4.0%. For the three and nine months ended September 30, 2026, the Company recorded an unrealized loss of $1,120,000 and an unrealized loss of $51,600,000 from its investment in PSUS common shares.

Investment in PSUS Preferred Shares

Concurrently with the Combined Transaction and investment in PSUS common shares, the Company invested $50 million in PSUS preferred shares. Dividends on the preferred shares accumulate at an annual rate of 7.50%. The preferred shares have a liquidation preference of $50 million ($50.00 per share) and provide the Company with the right to elect two trustees to the PSUS board of trustees. The PSUS preferred shares are considered a debt security under ASC 320, Investments—Debt Securities (“ASC 320”), for which the Company has elected the fair value option, so changes in fair value for this investment are recognized through profit and loss. The Company’s investment in PSUS preferred shares is a Level III investment in the fair value hierarchy as its fair value is determined using unobservable inputs.

As of September 30, 2026, PS Inc.’s investment in 1,000,000 shares of PSUS preferred stock was valued at $47,710,000. For the three and nine months ended September 30, 2026, the Company recorded an unrealized loss of $2,420,000 and an unrealized loss of $2,290,000 from its investment in PSUS preferred shares in unrealized gain (loss) on PSUS shares held at fair value in the Consolidated Statements of Operations.

(Unaudited)

Venture Investments

Venture investments are privately held securities by PSV for which quoted market prices are not available. The Company generally estimates fair value using a market approach based on the price of the most recent arm's length financing transaction involving the relevant portfolio company. The Company considers changes in market conditions and company-specific developments subsequent to the transaction in determining whether the transaction price remains representative of fair value as of the measurement date. The Company’s venture investments are Level III investments in the fair value hierarchy as fair value is determined using unobservable inputs.

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

Fair Value Hierarchy

Leveling

The following tables summarize the valuation of the Company’s financial assets that fall within the fair value hierarchy:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalents	$600,734	$—	$—	$—	$600,734
Equity investments
Investment in HHH, at fair value	662,580,000	—	—	—	662,580,000
Investment in PSLP, at fair value	—	—	—	58,333,957	58,333,957
Investment in PSUS, at fair value	148,400,000	—	47,710,000	—	196,110,000
Venture investments, at fair value	—	—	79,699,968	—	79,699,968
Total equity investments	810,980,000	—	127,409,968	58,333,957	996,723,925
Total assets	$811,580,734	$—	$127,409,968	$58,333,957	$997,324,659

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalents	$54,058,172	$—	$—	$—	$54,058,172
Equity investments
Investment in HHH, at fair value	717,930,000	—	—	—	717,930,000
Investment in PSLP, at fair value	—	—	—	79,288,239	79,288,239
Total equity investments	717,930,000	—	—	79,288,239	797,218,239
Total assets	$771,988,172	$—	$—	$79,288,239	$851,276,411

(Unaudited)

Level III Investments

The following table summarizes the changes in the fair value of the Company’s Level III investments:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$50,130,000	$—	$—	$—
Purchases	79,699,968	—	129,699,968	—
Sales	—	—	—	—
Change in unrealized value	(2,420,000)	—	(2,290,000)	—
Balance, end of period	$127,409,968	$—	$127,409,968	$—

The following table provides quantitative information about the inputs used to determine the fair value of the Company’s Level III investments:

Level III Investment	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Ranges(1)
Investment in PSUS preferred shares	$47,710,000	Discounted cash flow	Discount rate	7.50% - 8.50% (8.00%)
Venture investments	$79,699,968	Market approach	Recent transaction price	N/A

(1) The percent in parentheses is the midpoint of the disclosed range

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

On April 28, 2026, in connection with the Combined Transaction, additional permanent profits-interests with a grant-date fair value of $60,966,153 were granted to certain LTIP Partners. No other grants of permanent profits-interests were made for the three and nine months ended September 30, 2026 and 2025.

(Unaudited)

All previously unvested permanent profits-interests were vested as of April 28, 2026, resulting in $752,958 of profit-sharing partner compensation expense for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, $365,857 and $1,085,642 of permanent profits-interests that were granted in prior years vested. No permanent profits-interests were forfeited in either period.

The following table summarizes the components of profit-sharing partner compensation expense as well as the total distributions resulting from permanent profits-interests:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
New grants of permanent profits-interests	$—	$—	$60,966,153	$—
Profit-sharing partner compensation	—	10,207,527	17,759,933	33,382,574
CompCo 2025 Subordinated Performance Fee	—	—	1,541,400	—
Amortization of unvested grants of permanent profits-interests	—	365,857	752,958	1,085,642
Total profit-sharing partner compensation	$—	$10,573,384	$81,020,444	$34,468,216

LTIP permanent profits-interest distributions	$—	$5,596,560	$9,718,641	$17,051,591

On April 28, 2026, in connection with the Combined Transaction, the Profits Interest Awards and non-permanent portion of the LTIP Awards were converted to M Units, as defined and described in “M Unit Awards.” The permanent profits-interests were converted to vested PS Inc. shares, a conversion which did not require the recognition of new grants per ASC 718.

M Unit Awards

In connection with the Combined Transaction, on April 28, 2026, PS Inc. approved and PSPG granted 86,493,537 redeemable interests in PSPG (“M Units”) to the Company’s founder and 97,796,162 M Units to the Company’s partners. For our partners, M Units were issued in replacement of their non-permanent profits-interests; shares of the Company’s common stock were issued directly in return for partners’ permanent profits-interests. Upon vesting, M Units may be redeemed, subject to certain conditions, for a proportional number of outstanding shares of the Company’s common stock held by PSPG. Accordingly, the shares associated with M Units are not dilutive to PS Inc.’s 400 million shares of common stock outstanding.

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

The following table presents a rollforward of the Company’s unvested M Units for the nine months ended September 30, 2026:

	M Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	97,796,162	23.39
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2026	97,796,162	$23.39

(Unaudited)

Restricted Stock Units (“RSUs”)

In connection with the IPO, the Company established the Pershing Square Inc. 2026 Equity Incentive Plan (the “Equity Incentive Plan”) under which 20,000,000 shares of common stock were reserved in order to compensate and incentivize the Company’s employees and non-employee service providers. On April 28, 2026, the Company granted 2,816,800 RSUs (“IPO Awards”) to be accounted for under ASC 718. Each RSU entitles the holder to receive one share of the Company’s common stock upon vesting, subject to the holder’s continued service through the applicable vesting date. For employees, the Company will withhold a portion of their vested shares to cover the taxes owed and deliver only the remaining “net” shares to the holder (“net settlement”). The standard vesting schedule provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4, (ii) 8.33% in years 5 to 7, and (iii) 16.67% in years 8 to 10. However, certain employees and non-employees reach full vesting at December 31, 2026 or December 31, 2031.

From time to time after the IPO, the Company may also grant additional RSU awards under the Equity Incentive Plan. On June 4, 2026, HHH completed its acquisition of Vantage Group Holdings Ltd. In anticipation of this acquisition, Marc Grandisson, former CEO of Arch Capital Group Ltd., agreed to serve as a strategic adviser to PS Inc. and its affiliates, including PSCM, effective March 5, 2027. As compensation for these services, PS Inc. agreed to grant Mr. Grandisson 400,000 RSUs to be legally granted on April 1, 2027 (“Strategic Advisor Award”). These RSUs will vest over approximately a three year period, beginning on April 1, 2027 and ending on February 1, 2030. Under ASC 718, the grant date is deemed to be April 28, 2026. However, the Company will recognize the cost of the awards on a straight-line basis over the period in which Mr. Grandisson is providing services, which begins on March 5, 2027.

The following is a rollforward of the Company’s unvested RSU Awards for the nine months ended September 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	3,216,800	21.07
Vested	—	—
Forfeited	(4,800)	23.12
Unvested as of September 30, 2026	3,212,000	$21.06

The following table summarizes the non-cash amortization expense related to the Company’s equity-based compensation for the three and nine months ended September 30, 2026. Amortization expense related to equity-based compensation for employees is recorded in employee compensation and benefits.

Stock Compensation Amortization	M Units	RSUs	Total
Unamortized as of June 30, 2026	$2,244,065,829	$66,180,814	$2,310,246,643
Granted	—	—	—
Amortized	(63,229,385)	(2,153,085)	(65,382,470)
Forfeited	—	—	—
Unamortized as of September 30, 2026	$2,180,836,444	$64,027,729	$2,244,864,173

Stock Compensation Amortization	M Units	RSUs	Total
Unamortized as of December 31, 2025	$—	$—	$—
Granted	2,287,364,213	67,766,202	2,355,130,415
Amortized	(106,527,769)	(3,627,480)	(110,155,249)
Forfeited	—	(110,993)	(110,993)
Unamortized as of September 30, 2026	$2,180,836,444	$64,027,729	$2,244,864,173

As of September 30, 2026, the unrecognized compensation expense related to the M Units and RSU Awards is expected to be recognized over the weighted average remaining service period of 8.98 years and 7.97 years, respectively. No shares were withheld to satisfy employee tax obligations related to the RSUs during the three and nine months ended September 30, 2026.

(Unaudited)

7.
EARNINGS PER SHARE

The Company has outstanding equity-based compensation arrangements, including M Units and the RSUs granted under the Pershing Square Inc. 2026 Equity Incentive Plan. RSUs are included in diluted EPS using the treasury stock method when their effect is dilutive. M Units are not included in diluted EPS because redemptions of M Units are settled using existing shares held by PSPG and do not result in the issuance of additional shares by the Company.

For the three and nine months ended September 30, 2026, the Company reported a net loss attributable to PS Inc. Accordingly, the effect of potentially dilutive securities was excluded from diluted earnings per share since inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share were identical for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to PS Inc., basic and diluted	$(19,883,021)	$155,461,730	$(210,168,259)	$198,862,163
Denominator
Weighted-Average shares of common stock outstanding, basic	400,000,000	400,000,000	400,000,000	400,000,000
Dilutive effect of RSUs	—	—	—	—
Weighted-Average shares of common stock outstanding, diluted	400,000,000	400,000,000	400,000,000	400,000,000
Net income (loss) per share of common stock
Basic	$(0.05)	$0.39	$(0.53)	$0.50
Diluted	$(0.05)	$0.39	$(0.53)	$0.50

The following table presents potentially dilutive common stock excluded from the computation of diluted net income (loss) per share because the impact of including them would have been antidilutive.

	As of September 30,
	2026	2025
Unvested RSUs	3,212,000	—

8.
GENERAL AND ADMINISTRATIVE EXPENSE

The following table presents the components of general and administrative expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Professional fees	$1,742,522	$7,124,790	$21,414,845	$16,105,741
Travel and entertainment	718,153	404,441	3,437,318	2,276,098
Office costs	1,078,475	565,980	2,662,240	1,794,515
Information technology	658,595	683,263	2,136,397	1,986,234
Occupancy	664,489	1,513,925	2,102,462	4,477,439
Insurance	375,291	161,969	1,012,761	456,600
Other expenses	398,285	427,653	832,078	1,263,067
Dues & memberships	35,801	37,947	117,627	121,715
Total General and Administrative Expense	$5,671,611	$10,919,968	$33,715,728	$28,481,409

(Unaudited)

9.
DEBT OBLIGATIONS

Lines of Credit

Prior to April 29, 2026, PSCM had two lines of credit from JPMorgan Chase Bank, N.A. (the “Lender”): (i) the “2014 Line of Credit” and (ii) the “2021 Line of Credit” (collectively, the “JPM Lines of Credit”). In connection with the Combined IPO, on April 29, 2026, PSCM fully repaid all outstanding balances and closed the JPM Lines of Credit.

During the three and nine months ended September 30, 2026 and 2025, PSCM did not borrow or repay any principal on the JPM Lines of Credit, other than the final repayment. As of the repayment date and December 31, 2025, $34.8 million of principal was outstanding and $10.2 million was left undrawn on the 2014 Line of Credit, and there was no principal balance outstanding with $80.0 million left undrawn on the 2021 Line of Credit. The principal amount outstanding on the 2014 Line of Credit as of December 31, 2025 is included in loans payable. The outstanding borrowings of the 2014 Line of Credit had an annual interest rate of the Secured Overnight Financing Rate (“SOFR”) screen rate +2.20%, and any outstanding borrowings of the 2021 Line of Credit would have had an annual interest rate of the SOFR screen rate + 2.35%.

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

Senior Secured Credit Facilities

On April 30, 2026, in connection with the Combined Transaction, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks led by Bank of America, N.A., as administrative agent. The Credit Agreement provides for (i) a senior secured revolving credit facility with an aggregate principal amount of $250.0 million (the “2026 Revolver”) and (ii) a senior secured term loan facility with an aggregate principal amount of $100.0 million (the “2026 Term Loan” and together with the 2026 Revolver, the “Senior Credit Facilities”). The Senior Credit Facilities mature on April 30, 2029.

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

The obligations under the Credit Agreement are guaranteed by certain of the Company's subsidiaries and are secured by first-priority liens on substantially all of the assets of the loan parties, subject to customary exceptions and exclusions. The Credit Agreement contains financial covenants requiring the Company to (i) maintain a consolidated leverage ratio of no greater than 2.50 to 1.00, (ii) maintain minimum assets under management and (iii) limit declines in the net asset value of specified funds, in each case as set forth in the Credit Agreement. The Credit Agreement also contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

(Unaudited)

In connection with entering into the Credit Agreement, the Company incurred $2,992,917 of up-front costs which were deferred as debt discount and issuance costs. Deferred costs are presented as a direct deduction from the carrying amount of the related borrowings and amortized to interest expense using the effective interest method over the three-year term. Additionally, the Company is obligated to pay a quarterly commitment fee, which is recorded in interest expense, on the undrawn portion of the 2026 Revolver. For the periods presented, the commitment fee was 0.20% of the unused balance of the 2026 Revolver.

The following table summarizes the Company’s outstanding debt as of September 30, 2026:

Maturities of Debt	2026 Revolver	2026 Term Loan	Unamortized Debt Issuance Costs	Total
2026 (Remaining)	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	196,809,000	100,000,000	(2,572,763)	294,236,237
2030	—	—	—	—
Total Debt Obligations	$196,809,000	$100,000,000	$(2,572,763)	$294,236,237

The following tables summarize the interest expense and average interest rate of the Company’s outstanding debt:

	Three months ended September 30,
	2026		2025
	Interest Expense	Average Rate	Interest Expense	Average Rate
Borrowings
2026 Revolver	2,181,144	5.45%	$—	—
2026 Term Loan	1,389,474	5.44%	—	—
2014 Line of Credit	—	—	584,824	6.58%
2021 Line of Credit	—	—	—	—
Other
Deferred costs	251,001		—
Commitment fee	47,364		—
Total Interest	$3,868,983		$584,824

	Nine months ended September 30,
	2026		2025
	Interest Expense	Average Rate	Interest Expense	Average Rate
Borrowings
2026 Revolver	$3,411,324	5.43%	$—	—
2026 Term Loan	2,302,010	5.42%	—	—
2014 Line of Credit	673,767	5.86%	1,727,360	6.55%
2021 Line of Credit	—	—	—	—
Other
Deferred costs	420,154		—
Commitment fee	87,041		—
Total Interest	$6,894,296		$1,727,360

(Unaudited)

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

As of September 30, 2026, 400,000,000 shares of common stock and one special voting share, which is classified as preferred stock, were issued and outstanding. No other shares of preferred stock were issued and outstanding. The Board of Directors is authorized, subject to applicable law and the Company's organizational documents, to establish one or more series of preferred stock and determine the rights, preferences and privileges associated with such series.

Special Voting Share

Upon completion of the Corporate Conversion, the non-economic interest previously held by Holdco GP was converted into one special voting share of PS Inc., which is currently held by ManagementCo. The special voting share has only voting power equal to the number of votes required, when taken together with the aggregate voting power of the shares of the Company’s common stock over which ManagementCo then has voting power, to give ManagementCo a majority of the aggregate voting power of the special voting share and the then-outstanding shares of the Company’s common stock.

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

Dividends

On July 21, 2026, the Company paid a dividend of $0.122 per share of common stock to shareholders of record as of the close of business on July 13, 2026.

11.
COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation and claims incidental to the conduct of the Company’s business, including without limitation, the investment activities of the Pershing Square Funds. PSCM is subject to regulation, oversight and examination by regulatory agencies in the U.S. and globally that have, or may in the future have, regulatory authority over the Company and its business activities. This regulatory environment may result in agency examinations, investigations, litigation and subpoenas, and material costs related to each. As of September 30, 2026 and December 31, 2025, other than the lawsuit detailed below, there were no known regulatory investigations, claims or litigation against the Company.

(Unaudited)

On February 9, 2026, certain alleged stockholders of HHH, Charter Township of Shelby Fire & Police Retirement System, MVS Marine LLC and Kurtis Solberg (the “Plaintiffs”), filed a lawsuit in the Delaware Court of Chancery against PSCM, PS Holdco and Mr. Ackman (the “Pershing defendants”) and Ben Hakim and certain other directors of HHH (the “HHH director defendants”) captioned Charter Township of Shelby Fire & Police Retirement System v. Pershing Square Capital Management, L.P., C.A. No. 2026-0184-BWD. The lawsuit alleges claims on behalf of a putative class of HHH stockholders and derivatively on behalf of HHH and contends that (i) the HHH Share Purchase Agreement and related transactions amounted to a transfer of control of HHH to the Pershing defendants, (ii) the HHH director defendants breached their fiduciary duties by approving the transaction at an unfair price and (iii) the Pershing defendants aided and abetted those alleged breaches of fiduciary duty. The Plaintiffs also seek a declaratory judgment that the HHH Services Agreement is invalid and unenforceable under the Delaware General Corporation Law. The complaint seeks, among other things, injunctive relief preventing enforcement of the HHH Services Agreement, certain other equitable relief, unspecified damages and an award of costs and disbursements, including attorneys’ fees. The Pershing defendants filed a motion to dismiss on May 1, 2026. Subsequently, the Plaintiffs filed an amended complaint, and the Pershing defendants filed an amended motion to dismiss on July 13, 2026. The Company believes these claims have no merit and intends to contest these claims vigorously. The Company cannot reasonably estimate the amount or range of any potential loss, if any, related to these claims. Accordingly, no accrual has been recorded as of September 30, 2026.

Other Contingencies, Risks and Uncertainties

From time to time, in the normal course of business, the Company may enter into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown, as any such exposure involves possible future claims that may be, but have not yet been, made against the Company, based on events which have not yet occurred. However, the Company has not had prior material claims or losses pursuant to these contracts and believes the risk of material loss to be remote and therefore, no liability has been recorded. Other than as disclosed above and in Note 9, there were no other commitments or contingencies as of September 30, 2026 and December 31, 2025.

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

Dividend

On October 20, 2026, the Company paid a dividend of $0.103 per share of common stock to shareholders of record as of the close of business on October 12, 2026.

Pershing Square Ventures

Subsequent to September 30, 2026, the Company provided PSV with additional seed capital for new venture investments of approximately $30 million, which was partially funded by a $6 million draw under the 2026 Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Such factors are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and the section entitled “Risk Factors” in our IPO Prospectus, as updated by our periodic filings with the SEC.

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

Business Overview

We are a leading alternative asset manager with approximately $32.8 billion in total AUM and $23.0 billion in Fee-Paying AUM, of which 98% is permanent capital, as of September 30, 2026. We believe our business model is simple and highly scalable. We employ a disciplined, research-intensive approach to fundamental value investing to preserve and grow our permanent capital at high rates of return using a set of core investment principles and opportunistic asymmetric hedges. We complement our organic growth from time to time with transactions like the Howard Hughes Transaction (described below) and by selectively launching other investment funds and completing other corporate transactions that create permanent capital, in each case, that leverage our core competencies to create large ‘overnight’ (after the completion of a new offering or corporate transaction) increases in our capital base without the requirement for significant new investment in personnel, infrastructure, and operating costs. We believe that we have a distinctive business approach as compared to other alternative asset managers and are well positioned to continue to compound our permanent capital at high rates of return, while continuing to explore opportunities that leverage our core competencies.

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

Trends Affecting Our Business

We benefit from AUM that principally consists of “permanent capital” defined as capital that is not subject to withdrawal or redemption at the option of the fund investor or shareholder. Our organic AUM growth relies primarily on compounding our permanent capital at high rates of return over the long-term. As a result, unlike alternative asset managers who rely in large part on frequent fundraising to replace capital from traditional fixed-term drawdown funds and/or open-ended funds, our results are less sensitive to the market for raising investment capital, and we do not require the headcount and other costs required of a large fundraising operation enabling us to achieve greater operating leverage. Our permanent capital also enables us to invest with a long-term ownership horizon because we are not beholden to short-term investor capital flows.

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

Any realized performance fees in excess of the Preferred Performance Fees, which we refer to as the “Subordinated Performance Fees,” are paid to CompCo and used to compensate our investment professionals and certain other employees. To the extent realized performance fees are insufficient to pay some or all of the Preferred Performance Fee, the unpaid portion accrues to subsequent crystallization periods until paid in full. We believe this arrangement results in recurring revenue that is less volatile and more predictable than conventional performance fee arrangements, with the result that effectively all of our earnings are stable, recurring fee-related earnings. See “—Key Components of Our Results of Operations—Income—Performance Fees—Allocation of Performance Fee Revenue” for an illustration of our Preferred Performance Fee arrangement for the allocation of performance fee revenue, as well as the relevant high-water marks, over the six-year period ending December 31, 2025 and as of September 30, 2026.

Because the management fees we earn are a function of the Fee-Paying AUM of our funds and the market capitalization of HHH, and the Preferred Performance Fees we receive depend on appreciation in NAV above a fund’s high-water mark, our results are correlated with the performance of our funds and the market capitalization of HHH. Our results and the performance of our funds and the market capitalization of HHH, in turn, may be influenced by the following factors:

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
•
Commitment to Fund Investors. Our fund investors come first. While we believe that our commitment to our fund investors is in the long-term interest of our business and our common shareholders, in prioritizing our fund investors, we may take actions that could reduce our profits in the short term. For example, in February 2024, we amended the investment management agreement between PSH and PSCM to provide for a fee offset arrangement that reduces the performance fees we receive from PSH as a function of the fees we receive from other funds we manage, which, following the Combined Transaction, include “offsettable management fees” from PSUS. For more information, please see “—Key Components of our Results of Operations—Income—Performance Fees” below. Similarly, in connection with the Howard Hughes Transaction, we reduced the management fees paid to PSCM by PSH and the private funds. The reduction was calculated as the HHH Fees (as defined below) multiplied by the percentage of HHH’s shares outstanding held by each such fund attributable to fee-paying capital.
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

Howard Hughes Transaction

On May 5, 2025, we completed the Howard Hughes Transaction. Upon completion of the transaction, we along with our core funds owned 46.9% of outstanding shares of HHH common stock, although we have agreed generally to limit our voting power to 40.0% and our beneficial ownership to 47.0% of which 15.1% is owned by the Company and 31.0% is owned by the core funds (other than PSUS) as of September 30, 2026. The compensation earned under the terms of the HHH Services Agreement is described below under “Management Fees – HHH Fees.” We intend to assist in transforming HHH, a long-term holding of our core funds, into a diversified holding company. On June 4, 2026, HHH completed the previously announced Vantage Acquisition, for approximately $2.1 billion in cash. In connection with the closing, PSCM became the investment manager for Vantage and its insurance company subsidiaries for no incremental fee pursuant to investment management agreements.

Combined Transaction

On April 30, 2026, we and PSUS closed the Combined IPO of our common stock and PSUS Shares. In connection with the closing of the Combined IPO, we and PSUS also closed the Combined Private Placement of shares of our common stock and PSUS Shares. Gross proceeds to PSUS from the Combined Transaction, before deducting sales loads, placement fees and other offering expenses, were $5.0 billion, comprised of $2.026 billion raised in the PSUS IPO and $2.974 billion raised in the PSUS Private Placement (which includes our $200 million common shares investment in the PSUS Private Placement as part of the Anchor Investment (described below)). We delivered to each initial investor in the PSUS IPO, for no additional consideration, one share of our common stock for every five PSUS Shares purchased in the PSUS IPO. Similarly, we delivered to each investor (but not to us in connection with our $200 million private placement investment) in the PSUS Private Placement, for no additional consideration, 1.5 shares of our common stock for every five PSUS Shares purchased in the PSUS Private Placement. Shares of our common stock and PSUS Shares began trading on the New York Stock Exchange under the trading symbols "PS" and "PSUS", respectively, on April 29, 2026.

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

Corporate Conversion

For periods prior to the Corporate Conversion, we were historically treated as a partnership for U.S. tax purposes and were not subject to U.S. federal income taxes, although we were subject to certain state and local taxes as discussed in Note 2, “Significant Accounting Policies—Income Taxes” of the Consolidated Financial Statements included elsewhere in this Quarterly Report. In connection with the Combined Transaction, we completed the Corporate Conversion effective April 28, 2026. For periods following the Corporate Conversion, PS Inc. is taxed as a corporation for U.S. federal, state and local income tax purposes, and PSCM, our operating partnership, is subject to UBT income tax. We refer to this conversion throughout this Quarterly Report as the “Corporate Conversion.” See “Summary—Reorganization Transactions—Corporate Conversion” in our IPO Prospectus for more information on the Corporate Conversion.

Pershing Square Ventures

On July 8, 2026, we formed Pershing Square Ventures, Ltd. (“PSV”), a Delaware statutory trust, for the purpose of launching a new permanent capital vehicle that invests in venture and growth-stage private companies. PSV is a 100% owned subsidiary of PS Inc. and is consolidated in our financial statements. During the three months ended September 30, 2026, we borrowed $62.2 million under the Revolving Facility (as defined under “Liquidity – Senior Secured Credit Facilities”) to fund initial investments for PSV’s portfolio together with $17.8 million of cash from our balance sheet. As of September 30, 2026, these investments had an aggregate fair value of $80.0 million and were included in venture investments, at fair value, in our Consolidated Statements of Financial Condition. Subsequent to September 30, 2026, we invested an additional $30.0 million in venture investments for PSV’s portfolio, funded in part by an additional borrowing of $6.0 million under the Revolving Facility.

If launched, PSV will be managed by PSCM under an investment management agreement and intends to be deconsolidated from PS Inc. However, there can be no assurance that PSV’s capital raise will be completed on the anticipated timeline, or at all.

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
•
Compensation Costs Related to Combined Transaction. Under the terms of the Long Term Incentive Plan (the “LTIP”), the Combined Transaction constituted a “Terminal Value Event,” entitling certain partners to an increase in their permanent profits-interests (defined below in “Changes to Compensation Arrangements”). Additionally, certain partners who held PSH shares received additional permanent profits-interests in connection with the discontinuation of the affiliate fee rebate, as discussed above. The increase in permanent profits-interests in both cases was deemed a new grant under ASC 718 with immediate vesting. The grant date fair value of $61.0 million was recognized in profit-sharing partner compensation in the second quarter of 2026.

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

•
Tax Treatment. As a limited partnership, PS Holdco was not subject to U.S. federal income taxes, although it was subject to certain state and local taxes including UBT. Following the Corporate Conversion in connection with the Combined Transaction, PS Inc. is subject to U.S. federal, state and local income taxes applicable to corporations, and PSCM is subject to UBT.

Changes in Equity Ownership following the Combined Transaction

In connection with the Combined Transaction, we delivered, for no additional consideration, one share of our common stock for every five PSUS Shares purchased in the PSUS IPO and 1.5 shares of our common stock for every five PSUS Shares purchased in the PSUS Private Placement. The delivery of 24,747,254 shares of our common stock to the investors in the Combined Transaction was accompanied by a contribution (the “IPO Contribution”) to PS Inc. of an equal number of shares of our common stock by our founder and partners (our “pre-IPO management owners”). Accordingly, although the Combined Transaction resulted in a decrease in the ownership of PS Inc. common stock by our pre-IPO management owners, on the one hand, and an increase in the ownership held by the investors in the Combined Transaction, on the other hand, it did not result in any change in the total number of our shares of common stock outstanding. There was no change in the 10% ownership of PS Inc. common stock by the Strategic Investors, pursuant to the terms of the Strategic Investment.

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

The simplified diagram below depicts the management fees and performance fees we earn from our core funds and HHH as of September 30, 2026. The diagram below is presented for illustrative purposes only to facilitate an understanding of our revenue streams following the completion of the Corporate Conversion and Combined Transaction.

* Management fee presented on an annual basis. The HHH Base Management Fee is subject to an annual adjustment for inflation.

† 20% of PSUS’s management fees are “offsettable management fees” which reduce the PSH Performance Fee PSCM receives. The PSH Performance Fee is also reduced by 20% of the performance fees earned by PSCM from non-PSH funds. See “—Performance Fees” below for more information.

Management Fees – Core Funds

Management fees consist of fees earned by PSCM for providing management and administrative services to our funds. PSCM acts as an investment manager providing management and administrative services to PSUS, PSH, and our private funds in accordance with each of their investment management agreements.

As compensation for services to PSUS, PSCM receives a quarterly management fee equal to 0.5% (2.0% on an annual basis) of the NAV of PSUS, and as compensation for services to PSH and our private funds, PSCM receives a quarterly management fee equal to 0.375% (1.5% on an annual basis) of the NAV, before any accrued performance fees or allocation, (i) with respect to PSH, of its fee-paying shares, (ii) with respect to PSLP, of the capital accounts relating to each of its fee-paying limited partners, and (iii) with respect to PSINTL, of each series of its fee-paying shares. In connection with the Howard Hughes Transaction, we reduced the management fees paid to PSCM by PSH and the private funds by an amount, which was calculated as the HHH Fees multiplied by the percentage of HHH’s shares held by each such fund attributable to its fee-paying capital. Management fees from our funds are recognized over the period during which the related services are performed. See “Business—Advisory Fees and Compensation” in the IPO Prospectus for more information.

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

The HHH Base Management Fee is calculated and paid to us quarterly in advance at the beginning of each quarter. For the 2026 calendar year, the HHH Base Management Fee increased to $3,786,000 per quarter due to the inflation adjustment. The HHH Variable Management Fee is calculated and paid to us quarterly no later than fifteen days following the end of each quarter, based on the volume-weighted average trading price of HHH common stock for the fifteen trading days ending on the last trading day of such quarter. Accordingly, changes in our revenue from the HHH Variable Management Fee will be driven by changes in the stock price of HHH common stock from quarter to quarter. As of September 30, 2026, the reference share price was $67.6695 and the volume-weighted average trading price of HHH common stock for the fifteen trading days ending on September 30, 2026 was $65.4095.

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

The following table presents a summary of the expected amortization of the Deferred HHH Premium and Deferred Asset - PS Inc. IPO Shares, to be amortized as contra-revenue, for each of the periods presented below:

For the Years Ended December 31,	Deferred HHH Premium	Deferred Asset - PS Inc. IPO Shares	Total
2026 (Remaining)	$3,659,625	$15,372,552	$19,032,177
2027	14,638,500	60,988,931	75,627,431
2028	14,638,500	61,156,024	75,794,524
2029	14,638,500	60,988,931	75,627,431
2030	14,638,500	60,988,931	75,627,431
Total (Next five years)	$62,213,625	$259,495,369	$321,708,994

The amortization of the Deferred HHH Premium and the Deferred Asset - PS Inc. IPO Shares are non-cash charges and do not affect our cash flows from operations. The following table presents a summary of all sources of management fees for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Pershing Square Holdings, Ltd.	$47,187,764	$54,996,854	$147,115,174	$150,089,675
Pershing Square USA, Ltd.	22,962,674	—	39,498,217	—
Pershing Square, L.P.	1,159,517	2,682,657	4,864,295	7,618,228
Pershing Square International, Ltd.	539,772	1,131,422	1,930,319	3,466,363
HHH Base Management Fee	3,786,000	3,750,000	11,358,000	6,098,901
HHH Variable Management Fee	—	3,398,952	63,811	3,939,066
Total Management Fees - Gross	$75,635,727	$65,959,885	$204,829,816	$171,212,233

Less: Amortization of Deferred Asset - PS Inc. IPO Shares	(15,372,552)	—	(25,565,223)	—
Less: Amortization of Deferred HHH Premium	(3,659,625)	(3,659,625)	(10,978,875)	(5,951,918)

Total Management Fees - Net	$56,603,550	$62,300,260	$168,285,718	$165,260,315

Performance Fees

Performance fees consist of fees and allocations earned by PSCM, as investment manager, from certain of our funds generally based on the NAV appreciation of such funds above a high-water mark. We recognize performance fees from PSH on a “net” basis giving effect to the “fee offset arrangement” as described below.

Performance fees or allocation, if earned, are payable upon the occurrence of crystallization events, which include, but are not limited to, December 31 of each year, withdrawals or capital redemptions from our private funds and PSH’s payment of a dividend. Any crystallized or accrued performance fees for PSINTL and PSH earned during the year and outstanding at year-end are reported within performance fees receivable. We are not entitled to any type of performance fee or incentive allocation from PSUS.

PSCM receives the PSH Performance Fee in an amount equal to 16% of the NAV appreciation (before giving effect to accrued performance fees) attributable to the fee-paying shares of PSH above a high-water mark minus a fee reduction of (i) 20% of the performance fees earned by PSCM from non-PSH funds (currently only PSLP and PSINTL) and (ii) 20% of management fees earned from PSUS and any future non-PSH funds that invest in public securities and do not charge performance fees. We refer to this arrangement as the “fee offset arrangement” in this Quarterly Report. In the event the offsettable fees in respect of a previous calculation period exceed the 16% of the NAV appreciation described above, the excess amount is carried forward to the next calculation period. See Note 4, “Related Party Transactions—Performance Fees / Allocations” to our Consolidated Financial Statements included in this Quarterly Report for more information.

We consolidate the results of PSGP, the general partner of PSLP, one of our managed funds. PSGP earns a performance allocation from PSLP which is recognized as performance fee revenue. However, because we do not have any direct equity interests in PSGP, PSCM and PS Inc. do not receive any proceeds from this performance allocation and all related revenue is reflected in non-controlling interest on our Consolidated Statements of Operations included in this Quarterly Report. See Note 2, “Significant Accounting Policies—Consolidation—PSGP” of the Consolidated Financial Statements included elsewhere in this Quarterly Report for a summary of the consolidated balances of PSGP. Additionally, refer to “—Net (Income) Loss Attributable to Non-Controlling Interest” for more information.

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

	Pershing Square Holdings, Ltd.
	As of December 31,						As of September 30,
(in millions)	2020	2021	2022	2023	2024	2025	2026
High water mark of performance fee-paying investors(1)	$5,198.3	$9,052.5	$10,935.8	$10,524.0	$11,899.7	$12,543.8	$14,764.3	[A]
Current year’s Preferred Performance Fee(2)	41.6	72.4	87.5	84.2	95.2	100.4	118.1	[B] = [A] * 16% * 5%
Less: Offsettable Management Fees(3)	—	—	—	—	—	—	(7.9)	[C]
Current year’s Preferred Performance Fee owed to PS Inc.(4)	41.6	72.4	87.5	84.2	95.2	100.4	110.2	[D] = [B] + [C]
Realized PSH Performance Fees(5)	665.6	453.2	—	306.2	226.6	489.2	—	[E]
Plus: Offsettable Performance Fees(6)	16.0	3.6	—	2.1	1.7	2.6	—	[F]
PSH Performance Fees available for allocation(7)	681.6	456.9	—	308.2	228.2	491.8	—	[G] = [E] + [F]
Current year’s Preferred Performance Fee paid to PS Inc.(8)	41.6	72.4	—	84.2	95.2	100.4	—	[H] = MIN ([D], [G])
Preferred Performance Fee Carryforward(9) from prior year(s) paid to PS Inc.(10)	—	—	—	87.5	—	—	—	[I] = MIN (([G] - [H]),Prior Year [K])
Total Preferred Performance Fees paid to PS Inc.(11)	41.6	72.4	—	171.7	95.2	100.4	—	[J] = [H] + [I]
Preferred Performance Fee Carryforward(9)	—	—	87.5	—	—	—	110.2	[K] = MAX (([D] +Prior Year [K] - [J]), 0)
Subordinated Performance Fees paid to CompCo(12)	$640.0	$384.5	$—	$136.5	$133.1	$391.5	$—	[L] = [G] - [J]

	Pershing Square International, Ltd.
	As of December 31,						As of September 30,
(in millions)	2020	2021	2022	2023	2024	2025	2026
High water mark of performance fee paying investors(1)	$593.2	$391.8	$389.9	$361.9	$384.0	$281.8	$190.3	[A]
Current year’s Preferred Performance Fee owed to PS Inc.(2)	4.7	3.1	3.1	2.9	3.1	2.3	1.5	[B] = [A] * 20% * 80% * 5%
Realized PSINTL Performance Fees(5)	79.9	18.2	—	10.3	8.3	13.1	—	[C]
Less: Offsettable Performance Fees(6)	(16.0)	(3.6)	—	(2.1)	(1.7)	(2.6)	—	[D]
PSINTL Performance Fees available for allocation(7)	63.9	14.5	—	8.3	6.6	10.5	—	[E] = [C] + [D]
Current year’s Preferred Performance Fee paid to PS Inc.(8)	4.7	3.1	—	2.9	3.1	2.3	—	[F] = MIN ([B], [E])
Preferred Performance Fee Carryforward(9) from prior year paid to PS Inc.(10)	—	—	—	3.1	—	—	—	[G] = MIN (([E] - [F]), Prior Year [I])
Total Preferred Performance Fees paid to PS Inc.(11)	4.7	3.1	—	6.0	3.1	2.3	—	[H] = [F] + [G]
Preferred Performance Fee Carryforward(9)	—	—	3.1	—	—	—	1.5	[I] = MAX (([B] +Prior Year [I] - [H]), 0)
Subordinated Performance Fees paid to CompCo(12)	$59.2	$11.4	$—	$2.3	$3.6	$8.3	$—	[J] = [E] - [H]

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
(5)
Refers to the performance fees PSCM earned from the fund, after giving effect to the fee offset arrangement. Pursuant to the investment management agreement between PSH and PSCM, a portion of the performance fees available from certain non-PSH funds reduce the performance fee paid by PSH to PSCM. As of September 30, 2026, the gross amount of such offsettable performance fees consists of (i) 20% of PSLP’s performance allocations, (ii) 20% of PSINTL’s performance fees, and (iii) 20% of PSUS’s management fees.
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
(12)
Refers to the amount distributed to CompCo from PSCM, had this arrangement been in effect for the period presented, in an amount equal to the difference, if any, between the performance fees available for allocation to PS Inc. and CompCo and the Total Preferred Performance Fees paid to PS Inc.

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

In connection with the Combined Transaction, the partners’ non-permanent profits-interests were converted to M Units, which generally vest over a period of 10 years and, upon vesting, may be redeemed for shares of PS Inc. common stock. See “—Employee Compensation and Benefits—Redeemable Interests in PSPG (“M Units”)” below for more information. Amortization expense associated with the vesting of such M Units, which is calculated based on the grant date fair value of the M Units, is recorded in employee compensation and benefits. The holders of the M Units are entitled to dividend equivalents on the underlying shares of PS Inc. common stock associated with M Units. All dividends will be recognized as a reduction of equity when declared by the Board of Directors. The permanent profits-interests were converted to shares of PS Inc. common stock.

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

Subsequent to the Combined Transaction, no costs incurred are recognized in profit-sharing partner compensation.

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

Restricted Stock Unit (“RSU”) Awards

As described in Note 6, “Equity-Based Compensation” to our Consolidated Financial Statements included in this Quarterly Report, in connection with the Combined Transaction, we established the Pershing Square Inc. 2026 Equity Incentive Plan under which 20,000,000 shares of common stock were reserved in order to compensate and incentivize our employees and non-employee service providers. On April 28, 2026, PS Inc. granted 2,816,800 RSUs (“IPO RSU Awards”) under the Equity Incentive Plan, which are accounted for under ASC 718. Each RSU entitles the holder to receive one share of PS Inc. common stock upon vesting, net of shares withheld for tax withholding purposes in the case of employees, subject to the holder’s continued service through the applicable vesting date. The standard vesting schedule for the RSUs provides for vesting at December 31 of each year, with vesting of (i) 6.25% at each December 31 in years 1 to 4; (ii) 8.33% in years 5 to 7, and (iii) 16.67% in years 8 to 10. Additionally on April 20, 2026, in connection with our engagement of Marc Grandisson as our strategic adviser, effective March 5, 2027, PS Inc. agreed to grant to him 400,000 RSUs (“Strategic Advisor Award”). We will recognize the cost of the Strategic Advisor Award on a straight-line basis over the period in which Mr. Grandisson is providing services, which begins on March 5, 2027.

We recognize the fair value of the RSUs, as determined on the grant date, on a straight-line basis over the requisite service period for employee awards and over the period in which non-employees provide their services to us. The amortization expense associated with the vesting of our RSUs is included in employee compensation and benefits.

The following table summarizes the estimated amortization related to the unvested M Units and RSU Awards for each of the periods presented below:

For the Years Ended December 31,	M Units	RSU Awards	Total
2026 (remaining)	$63,229,385	$2,153,085	$65,382,471
2027	250,855,714	9,156,040	260,011,754
2028	251,542,990	9,719,996	261,262,986
2029	250,855,714	9,693,439	260,549,153
2030	250,855,714	6,897,287	257,753,001

As of September 30, 2026, the unrecognized compensation expense related to the M Units and RSU Awards is expected to be recognized over the weighted average remaining service period of 8.98 years and 7.97 years, respectively.

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

Non-Operating Income (Expenses)

Other Income (Expense)

Other income (expense) primarily consists of income from our office space sublease and license and reimbursement of office services, and for the nine months ended September 30, 2026, a $16.0 million gain on the April 30, 2026 deconsolidation of PSUS resulting from the Combined Transaction.

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

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain (loss) on investment in PSLP held at fair value consists of the gain or loss related to PSGP’s investment in PSLP. PSGP’s investment in PSLP is held at fair value, which is determined using the NAV of PSLP in accordance with the ASC 820 “practical expedient,” as defined by GAAP. Although we consolidate the results of PSGP, the general partner of PSLP which earns a performance allocation from PSLP, we do not hold any direct equity interests in PSGP. As a result, all income or loss related to PSGP is allocated to non-controlling interest. See Note 2, “Significant Accounting Policies—Consolidation—PSGP” of the Consolidated Financial Statements included elsewhere in this Quarterly Report for a summary of the consolidated balances of PSGP.

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

Our calculations of total AUM, fee-paying AUM and permanent capital AUM may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers. In addition, our calculation of total AUM includes the fair value of invested capital in our funds from our personnel regardless of whether such invested capital is subject to fees. Our definitions of total AUM and fee-paying AUM are not based on any definition of total AUM and fee-paying AUM that is set forth in the agreements governing the investment funds we manage.

Total Assets Under Management

Total AUM reflects (i) with respect to our core funds, the net assets as calculated in accordance with GAAP or IFRS, as applicable, while adding back accrued performance fees and the principal value of PSH’s outstanding bonds (approximately $3.7 billion and $3.6 billion as of December 31, 2025 and September 30, 2026, respectively), and including both the preferred and common shares for PSUS, and (ii) with respect to HHH, the market capitalization of HHH plus its net mortgages, notes, and loans payable as disclosed in its most recent periodic report filed with the SEC.

Three Months Ended September 30, 2026
($ in millions)	PSH	PSUS	HHH	Private Funds(2)	Total
Beginning Balance	$16,550	$4,643	$10,054	$1,241	$32,487
Inflows(1)	-	0	-	18	18
Change in Market Value	417	250	134	35	836
Outflows(1)	(106)	(1)	(335)	(123)	(565)
Ending Balance	$16,861	$4,892	$9,853	$1,171	$32,776

Nine Months Ended September 30, 2026
($ in millions)	PSH	PSUS	HHH	Private Funds(2)	Total
Beginning Balance	$18,701	$-	$10,025	$1,940	$30,666
Inflows(1)	-	4,929	681	66	5,677
Change in Market Value	(1,512)	(36)	(341)	(150)	(2,038)
Outflows(1)	(329)	(2)	(512)	(686)	(1,528)
Ending Balance	$16,861	$4,892	$9,853	$1,171	$32,776

Three Months Ended September 30, 2025
($ in millions)	PSH	PSUS	HHH	Private Funds(2)	Total
Beginning Balance	$18,238	$-	$9,258	$2,103	$29,599
Inflows(1)	-	-	-	0	0
Change in Market Value	1,113	-	872	164	2,149
Outflows(1)	(157)	-	(25)	(117)	(299)
Ending Balance	$19,194	$-	$10,105	$2,150	$31,449

Nine Months Ended September 30, 2025
($ in millions)	PSH	PSUS	HHH	Private Funds(2)	Total
Beginning Balance	$15,329	$-	$-	$1,762	$17,091
Inflows(1)	837	-	9,256	178	10,271
Change in Market Value	3,400	-	873	482	4,755
Outflows(1)	(371)	-	(25)	(271)	(668)
Ending Balance	$19,194	$-	$10,105	$2,150	$31,449

(1)
HHH debt balances, which includes its net mortgages, notes, and loans payable, are included in AUM. Changes in debt balances, including HHH’s debt balances, are reflected in Inflows and Outflows. Starting in this Quarterly Report, changes in HHH's debt balances are reflected gross in Inflows and Outflows for each period presented. For the nine months ended September 30, 2026, Inflows and Outflows for HHH may therefore differ from the sum of previously reported quarterly amounts. Ending balances are unaffected.
(2)
Private Funds refer to PSLP and PSINTL. For the nine months ended September 30, 2026, outflows include $354 million of investor withdrawals and redemptions from PSLP and PSINTL in order to participate in the PSUS IPO and PSUS Private Placement.

Fee-Paying Assets Under Management

Fee-Paying AUM refers to (i) with respect to our core funds, the AUM we manage and earn a performance fee and/or management fee from, excluding the PSUS preferred shares, and (ii) with respect to HHH, the market capitalization of HHH. We believe this measure is useful to shareholders as it provides insight into the capital base upon which we earn our fees.

Three Months Ended September 30, 2026
($ in millions)	PSH	PSUS	HHH	Private Funds(1)	Total
Beginning Balance	$12,936	$4,593	$4,263	$467	$22,258
Inflows	-	0	-	-	0
Change in Market Value	417	250	134	12	813
Outflows	(95)	(1)	-	(16)	(112)
Ending Balance	$13,258	$4,842	$4,397	$463	$22,960

Nine Months Ended September 30, 2026
($ in millions)	PSH	PSUS	HHH	Private Funds(1)	Total
Beginning Balance	$15,049	$-	$4,738	$873	$20,660
Inflows	-	4,879	-	1	4,880
Change in Market Value	(1,512)	(36)	(341)	(63)	(1,952)
Outflows	(280)	(2)	-	(347)	(628)
Ending Balance	$13,258	$4,842	$4,397	$463	$22,960

Three Months Ended September 30, 2025
($ in millions)	PSH	PSUS	HHH	Private Funds(1)	Total
Beginning Balance	$15,083	$-	$4,009	$1,040	$20,132
Inflows	-	-	-	-	-
Change in Market Value	1,113	-	872	77	2,062
Outflows	(153)	-	-	(64)	(216)
Ending Balance	$16,044	$-	$4,881	$1,053	$21,978

Nine Months Ended September 30, 2025
($ in millions)	PSH	PSUS	HHH	Private Funds(1)	Total
Beginning Balance	$13,011	$-	$-	$1,000	$14,011
Inflows	-	-	4,007	6	4,013
Change in Market Value	3,400	-	873	234	4,507
Outflows	(367)	-	-	(186)	(553)
Ending Balance	$16,044	$-	$4,881	$1,053	$21,978

(1)
Private Funds refer to PSLP and PSINTL. For the nine months ended September 30, 2026, outflows include $273 million of investor withdrawals and redemptions from PSLP and PSINTL in order to participate in the PSUS IPO and PSUS Private Placement.

Permanent Capital AUM

Permanent capital AUM refers to the portion of Fee-Paying AUM that is not subject to withdrawal or redemption at the option of the fund investor or shareholder. We believe this measure is useful to shareholders as our permanent capital base allows us to take a long-term view and be opportunistic during periods of market volatility, enables superior, long-term investment and produces a financial profile characterized by steady, predictable and recurring management fees. Permanent capital is also a differentiating talent attraction and retention tool, allowing us to hire and retain the top analysts for our own investment team, high-quality employees throughout our company, and experienced senior executives for certain of our portfolio companies.

The following table compares permanent capital AUM for our core funds and HHH as of December 31, 2024, December 31, 2025, and September 30, 2026. Following the Combined Transaction, our permanent capital AUM materially increased as PSUS became our flagship NYSE-listed permanent capital vehicle.

	As of
(in millions)	December 31, 2024	December 31, 2025	September 30, 2026
Core Funds and HHH(1)	$13,011	$19,787	$22,496

(1)
Amount as of December 31, 2024 does not include HHH or PSUS. Amount as of December 31, 2025 does not include PSUS.

Fund and HHH Performance

The tables below provide performance information for our core funds on an aggregate basis and HHH to facilitate an understanding of our results of operations for the periods presented. The tables below reflect the top 5 contributors and bottom 5 detractors to the change in market value of our total FPAUM, on an aggregate basis, individually presenting only those positions which represented greater than 3% of our total AUM during the respective periods. The information reflected in the tables below is not necessarily indicative of the future performance of any particular fund, HHH or our core funds and HHH in the aggregate. An investment in us is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. Our funds’ investments may be made under different economic conditions and may include different underlying investments in the future. See “Risk Factors—Risks Related to Our Business and Industry—The historical returns attributable to our funds and HHH, including those presented in this prospectus, should not be considered as indicative of the future results of our funds or HHH or of our future results or of any returns expected on an investment in our common stock” in the IPO Prospectus.

Three Months Ended September 30, 2026	% of BoP FPAUM(1)	Nine Months Ended September 30, 2026	% of BoP FPAUM(1)
Microsoft Corporation	4.1%	Microsoft Corporation	3.4%
Meta Platforms, Inc.	2.6%	Amazon.com, Inc.	1.5%
Amazon.com, Inc.	0.4%	Meta Platforms, Inc.	1.4%
Vantage (HHH Preferred)	0.3%	Mastercard Incorporated	0.6%
Mastercard Incorporated	0.3%	Visa Inc.	0.5%
Top 5 Contributors	7.7%	Top 5 Contributors	7.4%
Fannie Mae & Freddie Mac	(2.2%)	Fannie Mae & Freddie Mac	(6.6%)
Brookfield Corporation	(1.4%)	Brookfield Corporation	(2.4%)
Uber Technologies, Inc.	(0.6%)	Universal Music Group	(2.1%)
Netflix, Inc.	(0.1%)	Uber Technologies, Inc.	(2.0%)
Restaurant Brands International Inc.	(0.0%)	Netflix, Inc	(0.6%)
Bottom 5 Detractors	(4.3%)	Bottom 5 Detractors	(13.7%)
Remaining Contributors / Detractors	0.0%	Remaining Contributors / Detractors	(0.6%)
HHH Change in Market Capitalization	0.6%	HHH Change in Market Capitalization	(1.7%)
Management & other fees	(0.3%)	Management & other fees	(0.9%)
Change in Market Value, net	3.7%	Change in Market Value, net	(9.4%)

Three Months Ended September 30, 2025	% of BoP FPAUM(1)	Nine Months Ended September 30, 2025	% of BoP FPAUM(1)
Alphabet Inc.	3.7%	Fannie Mae & Freddie Mac	12.7%
Fannie Mae & Freddie Mac	3.1%	Uber Technologies, Inc.	6.0%
Brookfield Corporation	1.3%	Alphabet Inc.	4.6%
Howard Hughes Holdings Inc.	1.1%	Brookfield Corporation	3.3%
Uber Technologies, Inc.	0.7%	Universal Music Group N.V.	2.2%
Top 5 Contributors	9.8%	Top 5 Contributors	28.8%
Chipotle Mexican Grill, Inc.	(1.7%)	Chipotle Mexican Grill, Inc.	(3.2%)
Universal Music Group N.V.	(1.4%)	NIKE, Inc.	(1.5%)
Restaurant Brands International Inc.	(0.2%)	Restaurant Brands International Inc.	(0.2%)
NIKE, Inc.	(0.1%)	Bottom Detractors(2)	(4.9%)
Hilton Worldwide Holdings Inc.	(0.1%)	Remaining Contributors / Detractors	3.2%
Bottom 5 Detractors	(3.5%)	HHH Change in Market Capitalization	6.2%
Remaining Contributors / Detractors	(0.0%)	Management and other fees	(1.2%)
HHH Change in Market Capitalization	4.3%	Change in Market Value, net	32.2%
Management & other fees	(0.3%)
Change in Market Value, net	10.2%

(1)
Each figure in the tables (other than HHH Change in Market Capitalization) is calculated by dividing the aggregate investment gain or loss attributable to that portfolio company’s FPAUM across all of our funds by our total FPAUM at the beginning of the respective period (“BoP FPAUM”). Management fees and other fees are calculated on the same basis. HHH Change in Market Capitalization is calculated by dividing the change in HHH's market capitalization by our BoP FPAUM of the respective period.
(2)
Where fewer than five positions had a positive (or negative) contribution to performance, fewer than five are shown.

Consolidated Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Management fees, net of contra-revenue(1)	$56,604	$62,300	$(5,697)	(9%)
Performance fees(2)	—	3,892	(3,892)	(100%)
Total revenue	56,604	66,192	(9,589)	(14%)
Expenses
Employee compensation and benefits	70,471	5,660	64,811	1,145%
Profit-sharing partner compensation(2)	—	10,573	(10,573)	(100%)
General and administrative expense	5,672	10,920	(5,248)	(48%)
Affiliates fee rebate	—	14,221	(14,221)	(100%)
Depreciation and amortization expense	528	573	(45)	(8%)
Total expenses	76,670	41,947	34,723	83%
Operating income (loss)	(20,067)	24,245	(44,312)	(183%)
Non-operating income (expenses)
Other income (expense)	314	1,322	(1,008)	(76%)
Interest and dividend income	1,200	565	635	112%
Unrealized gain (loss) on HHH shares held at fair value	19,170	132,030	(112,860)	(85%)
Unrealized gain (loss) on PSUS shares held at fair value	(3,540)	—	(3,540)	N.M.
Unrealized gain (loss) on investment in PSLP held at fair value(2)	1,513	4,740	(3,227)	(68%)
Interest expense	(3,869)	(585)	(3,284)	562%
Total non-operating income (expenses)	14,789	138,072	(123,283)	(89%)
Net income (loss) before taxes	(5,278)	162,317	(167,595)	(103%)
Income tax expense (benefit)	13,092	1,308	11,784	901%
Net income (loss)	(18,370)	161,010	(179,379)	(111%)
Less: Net (income) loss attributable to non-controlling interest	(1,513)	(5,548)	4,035	(73%)
Net income (loss) attributable to PS Inc.	$(19,883)	$155,462	$(175,345)	(113%)

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

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

Management Fees, net of contra revenue

Total management fees increased $9.7 million, or 15%, on a gross basis, and decreased $5.7 million, or 9%, net of the contra revenue related to the amortization of the Deferred HHH Premium and the Deferred Asset - PS Inc. IPO Shares, from the three months ended September 30, 2025 to the three months ended September 30, 2026, driven by an increase of $23.0 million in management fees related to PSUS, offset by a reduction in management fees of $7.8 million, $1.5 million, and $0.6 million from PSH, PSLP, and PSINTL, respectively, and a reduction of $3.4 million in the HHH Variable Management Fee earned pursuant to the HHH Services Agreement.

Performance Fees

Total performance fees decreased $3.9 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, due to a decrease of $1.5 million, $1.2 million, and $1.1 million of performance fees earned from PSINTL, PSLP, and PSH, respectively.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $64.8 million, or 1,145%, from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily driven by an increase of $63.2 million related to the amortization of M Units, an increase of $1.6 million related to the amortization of RSUs granted to employees and an increase of $1.2 million in salaries and benefits, partially offset by a reduction in severance costs of $1.2 million.

Profit-Sharing Partner Compensation

Profit-sharing partner compensation decreased $10.6 million, or 100%, from the three months ended September 30, 2025 to the three months ended September 30, 2026, as in the periods after the Corporate Conversion, all compensation, including compensation for employees that historically had profit-sharing interests, is reflected in employee compensation and benefits.

General and Administrative Expense

General and administrative expense decreased $5.2 million, or 48%, from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily driven by a decrease of $5.1 million of deal expenses related to the Combined Transaction, $0.5 million in other legal expenses related to PSUS, and $0.8 million in office rent due to the termination of a portion of our office lease effective March 1, 2026, partially offset by an increase of $0.6 million related to the amortization of RSUs granted to non-employees and $0.3 million related to our New York Stock Exchange listing fees.

Affiliates Fee Rebate

The affiliates fee rebate decreased $14.2 million, or 100%, from the three months ended September 30, 2025 to the three months ended September 30, 2026, driven by the elimination of the affiliates fee rebate upon the closing of the Combined Transaction.

Depreciation and Amortization Expense

Depreciation and amortization expense was effectively flat from the three months ended September 30, 2025 to the three months ended September 30, 2026.

Non-operating Income (Expenses)

Other Income (Expense)

Other income was $1.3 million for the three months ended September 30, 2025 compared to other income of $0.3 million for the three months ended September 30, 2026. The change in other income was primarily driven by the termination of the license agreement with TABLE on December 31, 2025, and the termination of the sublease with NEOX effective March 1, 2026, resulting in a decrease of $1.2 million in rental income from NEOX and TABLE between the two periods.

Interest and Dividend Income

Interest and dividend income increased $0.6 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, driven by $0.9 million of dividends received by us on our investment in the PSUS Preferred Shares, offset by a decrease in interest earned of $0.3 million due to a reduction in our cash balances held during the period.

Unrealized Gain (Loss) on HHH Shares Held at Fair Value

The unrealized gain on HHH shares held at fair value was $132.0 million for the three months ended September 30, 2025 compared to an unrealized gain of $19.2 million for the three months ended September 30, 2026. The change was driven by a larger increase in the share price of HHH’s publicly traded common stock during the three months ended September 30, 2025 compared to the three months ended September 30, 2026.

Unrealized Gain (Loss) on PSUS Shares Held at Fair Value

The unrealized loss on PSUS shares held at fair value was $3.5 million during the three months ended September 30, 2026, $1.1 million of which was due to the decrease in the share price of PSUS’ publicly traded common shares during the period, and $2.4 million was due to a decrease in the fair value of our investment in the PSUS Preferred Shares resulting from an increase in interest rates during the period and the corresponding discount rate used in the discounted cash flow valuation model. The investments were not outstanding during the three months ended September 30, 2025.

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain on investment in PSLP held at fair value was $4.7 million for the three months ended September 30, 2025 compared to an unrealized gain of $1.5 million for the three months ended September 30, 2026, which was directly attributable to PSLP’s performance. As of September 30, 2026 and December 31, 2025, PSGP had an ownership interest of approximately 6.4% and 5.2%, respectively, in PSLP.

Interest Expense

Interest expense increased $3.3 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to our borrowings under the Senior Credit Facilities in connection with our investment in PSUS and in the venture investments associated with PSV.

Income Tax Expense (Benefit)

Income tax expense was $1.3 million for the three months ended September 30, 2025 compared to an income tax expense of $13.1 million for the three months ended September 30, 2026. The change in income tax expense (benefit) is primarily due to the Corporate Conversion. Income tax expense for the three months ended September 30, 2025 consisted primarily of UBT. Income tax expense for the three months ended September 30, 2026 reflects U.S. federal, state and local corporate income taxes, including the effect of nondeductible compensation expense related to the M Units.

Net (Income) Loss Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $5.5 million for the three months ended September 30, 2025 compared to a net income of $1.5 million for the three months ended September 30, 2026. The change is a result of the reduced income allocated from PSLP.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue
Management fees, net of contra-revenue(1)	$168,286	$165,260	$3,025	2%
Performance fees(2)	1	6,416	(6,414)	(100%)
Total revenue	168,287	171,676	(3,389)	(2%)
Expenses
Employee compensation and benefits	130,405	13,731	116,675	850%
Profit-sharing partner compensation(2)	81,020	34,468	46,552	135%
General and administrative expense	33,716	28,481	5,234	18%
Affiliates fee rebate	26,593	38,491	(11,898)	(31%)
Depreciation and amortization expense	1,676	1,728	(52)	(3%)
Total expenses	273,410	116,900	156,511	134%
Operating income (loss)	(105,123)	54,776	(159,900)	(292%)
Non-operating income (expenses)
Other income (expense)	13,222	3,916	9,306	238%
Interest and dividend income	2,549	16,067	(13,518)	(84%)
Unrealized gain (loss) on HHH shares held at fair value	(55,350)	132,300	(187,650)	(142%)
Unrealized gain (loss) on PSUS shares held at fair value	(53,890)	—	(53,890)	N.M.
Unrealized gain (loss) on investment in PSLP held at fair value(2)	(7,281)	13,410	(20,691)	(154%)
Interest expense	(6,894)	(1,747)	(5,147)	295%
Total non-operating income (expenses)	(107,644)	163,946	(271,590)	(166%)
Net income (loss) before taxes	(212,768)	218,722	(431,490)	(197%)
Income tax expense (benefit)	4,681	5,030	(349)	(7%)
Net income (loss)	(217,448)	213,692	(431,141)	(202%)
Less: Net (income) loss attributable to non-controlling interest	7,280	(14,830)	22,110	(149%)
Net income (loss) attributable to PS Inc.	$(210,168)	$198,862	$(409,030)	(206%)

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

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

Management Fees, net of contra-revenue

Total management fees increased $33.6 million, or 20%, on a gross basis, and $3.0 million, or 2%, net of contra-revenue, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, driven by an increase of $39.5 million in management fees related to PSUS and an increase of $5.3 million of the HHH Base Management Fees, offset by a decrease in management fees of $3.0 million, $2.8 million, and $1.5 million from PSH, PSLP, and PSINTL, respectively, and a decrease of $3.9 million of the HHH Variable Management Fees.

Performance Fees

Total performance fees decreased $6.4 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, due to a decrease of $2.6 million, $2.2 million, and $1.7 million of performance fees earned from PSINTL, PSLP, and PSH, respectively.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $116.7 million, or 850%, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by an increase of $106.5 million related to the amortization of M Units, an increase of $5.1 million in salaries and benefits, an increase of $2.6 million related to the amortization of RSUs granted to employees and an increase of $2.5 million in severance payments.

Profit-Sharing Partner Compensation

Profit-sharing partner compensation increased $46.6 million, or 135%, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by the recognition of $61.0 million in the nine months ended September 30, 2026 related to grants of permanent profits-interests in connection with the Combined Transaction, partially offset by the absence of profit-sharing partner compensation in the periods after the Corporate Conversion, given that all compensation, including compensation for employees that historically had profit-sharing interests, is reflected in employee compensation and benefits subsequent to the Corporate Conversion.

General and Administrative Expense

General and administrative expense increased $5.2 million, or 18%, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by increases of $2.6 million in deal expenses related to the Combined Transaction, $1.2 million in travel costs, $1.0 million of RSU amortization for grants to non-employees, $0.9 million of legal fees, $0.6 million for public company insurance, and $0.4 million related to listing fees, partially offset by a decrease of $2.3 million in office rent due to the termination of a portion of our office lease effective March 1, 2026.

Affiliates Fee Rebate

The affiliates fee rebate decreased $11.9 million, or 31%, from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by the elimination of the affiliates fee rebate upon the closing of the Combined Transaction.

Depreciation and Amortization Expense

Depreciation and amortization expense was effectively flat from the nine months ended September 30, 2025 to the nine months ended September 30, 2026.

Non-operating Income (Expenses)

Other Income (Expense)

Other income was $3.9 million for the nine months ended September 30, 2025 compared to other income of $13.2 million for the nine months ended September 30, 2026. The change in other income was primarily driven by a $16.0 million gain recognized upon the derecognition of PSUS in the nine months ended September 30, 2026, partially offset by the termination of the sublease with NEOX resulting in the derecognition of the deferred sublease incentive which increased other expense by $4.1 million and the decrease of $3.0 million in rental income from NEOX and TABLE in the nine months ended September 30, 2026.

Interest and Dividend Income

Interest and dividend income decreased $13.5 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Interest income for the nine months ended September 30, 2025 was primarily related to interest earned on cash held following the Strategic Investment. The cash raised from the Strategic Investment was invested, in part, in the HHH Transaction, which led to a decrease in our cash balance and a resulting decrease in interest income earned in subsequent periods including the nine months ended September 30, 2026.

Unrealized Gain (Loss) on HHH Shares Held at Fair Value

The unrealized gain on HHH shares held at fair value was $132.3 million for the nine months ended September 30, 2025 compared to an unrealized loss of $55.4 million for the nine months ended September 30, 2026. The change was driven by the decrease in the share price of HHH’s publicly traded common stock during the nine months ended September 30, 2026, while the share price significantly increased during the nine months ended September 30, 2025.

Unrealized Gain (Loss) on PSUS Shares Held at Fair Value

The unrealized loss on PSUS shares held at fair value was $53.9 million during the nine months ended September 30, 2026 as a result of the decrease in the share price of PSUS’ publicly traded common shares and the reduction in fair value of the PSUS Preferred Shares from the date of our investments to September 30, 2026. The investment was not outstanding during the nine months ended September 30, 2025.

Unrealized Gain (Loss) on Investment in PSLP Held at Fair Value

Unrealized gain on investment in PSLP held at fair value was $13.4 million for the nine months ended September 30, 2025 compared to an unrealized loss of $7.3 million for the nine months ended September 30, 2026, which was directly attributable to PSLP’s performance. As of September 30, 2026 and December 31, 2025, PSGP had an ownership interest of approximately 6.4% and 5.2%, respectively, in PSLP.

Interest Expense

Interest expense increased $5.1 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to our borrowings under the Senior Credit Facilities in connection with our investment in PSUS and in the venture investments associated with PSV.

Income Tax Expense (Benefit)

Income tax expense was $5.0 million for the nine months ended September 30, 2025 compared to an income tax expense of $4.7 million for the nine months ended September 30, 2026, primarily due to the Corporate Conversion. Income tax expense for the nine months ended September 30, 2025 consisted primarily of UBT. Upon the Corporate Conversion, we recognized a deferred income tax benefit of $32.3 million, which was more than offset by U.S. federal, state and local corporate income taxes following the Corporate Conversion, including the effect of nondeductible compensation expense related to the M Units.

Net (Income) Loss Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest was $14.8 million for the nine months ended September 30, 2025 compared to a net loss of $7.3 million for the nine months ended September 30, 2026. The change is a result of the loss allocated from PSLP.

Consolidated Changes in Financial Condition

The following table sets forth information regarding our consolidated changes in financial condition as of September 30, 2026 and December 31, 2025:

	As of		Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Assets
Cash and cash equivalents	$768	$55,398	$(54,630)	(99%)
Restricted cash	119	119	0	0%
Prepaid expenses	4,906	1,345	3,561	265%
Due from affiliates(1)	325	15,614	(15,289)	(98%)
Investment in HHH, at fair value	662,580	717,930	(55,350)	(8%)
Deferred Asset - PS Inc. IPO Shares	584,658	—	584,658	N.M.
Deferred HHH Services Agreement premium	272,180	283,158	(10,979)	(4%)
Investment in PSUS, at fair value	196,110	—	196,110	N.M.
Venture investments, at fair value	79,700	—	79,700	N.M.
Investment in PSLP, at fair value(1)	58,334	79,288	(20,954)	(26%)
Fixed assets and leasehold improvements	13,332	14,984	(1,652)	(11%)
Lease right-of-use assets	7,760	28,441	(20,680)	(73%)
Other assets	1,638	3,466	(1,828)	(53%)
Performance fees receivable	—	497,330	(497,330)	(100%)
Deferred sublease incentive	—	4,129	(4,129)	(100%)
Total assets	$1,882,408	$1,701,202	$181,207	11%
Liabilities
Accrued compensation and benefits(1)	$15,168	$426,094	$(410,926)	(96%)
Accounts payable	5,116	8,620	(3,505)	(41%)
Deferred revenue	3,786	3,786	0	0%
Loans payable	294,236	34,800	259,436	746%
Deferred tax liability	124,817	—	124,817	N.M.
Operating lease liabilities	20,504	42,673	(22,168)	(52%)
Taxes payable	11,389	17,029	(5,641)	(33%)
Performance fee distributions payable(1)	—	54,839	(54,839)	(100%)
Affiliates fee rebate payable	—	24,144	(24,144)	(100%)
Distributions payable to partners	—	10,105	(10,105)	(100%)
Total liabilities	475,016	622,089	(147,072)	(24%)
Equity
Common stock	400	—	400	N.M.
Additional paid-in-capital	1,377,121	—	1,377,121	N.M.
Retained earnings (deficit)	(19,883)	—	(19,883)	N.M.
Non-controlling interest in consolidated variable interest entities(1)	49,754	62,695	(12,941)	(21%)
Partners’ capital controlling interests	—	1,016,418	(1,016,418)	(100%)
Total equity	1,407,392	1,079,113	328,279	30%
Total liabilities and equity	$1,882,408	$1,701,202	$181,207	11%

(1)
Includes amounts attributable to consolidated variable interest entities for which Pershing Square does not have any direct equity interests.

Comparison of Balances as of September 30, 2026 and December 31, 2025

Cash and Cash Equivalents

Cash and cash equivalents decreased $54.6 million, or 99%, from December 31, 2025 to September 30, 2026, primarily driven by the use of cash to repay the $34.8 million of outstanding borrowings under the lines of credit from JPMorgan Chase Bank, N.A., for deal expenses related to the Combined Transaction, and to fund a portion of the seed investments made by PSV during the three months ended September 30, 2026.

Investment in HHH, at fair value

Investment in HHH shares, at fair value decreased by $55.4 million, or 8%, from December 31, 2025 to September 30, 2026, due to a reduction in the share price of HHH’s publicly traded common stock which is used to value the investment.

Deferred Asset - PS Inc. IPO Shares

Deferred Asset - PS Inc. IPO Shares increased by $584.7 million from December 31, 2025 to September 30, 2026 as this asset was recognized in connection with the Combined Transaction which closed on April 30, 2026.

Investment in PSUS, at fair value

Investment in PSUS, at fair value increased by $196.1 million from December 31, 2025 to September 30, 2026 as this investment was made in connection with the Combined Transaction.

Venture investments, at fair value

Venture investments, at fair value increased by $79.7 million from December 31, 2025 to September 30, 2026. These initial venture investments were made during the three months ended September 30, 2026 to fund seed investments for PSV’s portfolio.

Performance Fees Receivable

Performance fees receivable decreased $497.3 million, or 100%, from December 31, 2025 to September 30, 2026, because a majority of performance fees crystallize at the end of the year and are collected shortly thereafter.

Accrued Compensation and Benefits

Accrued compensation and benefits decreased $410.9 million, or 96%, from December 31, 2025 to September 30, 2026, substantially due to the distribution of performance fees which were accrued in 2025 when the performance fees crystallized, but were not paid out until after year end.

Loans Payable

Loans payable increased $259.4 million, or 746%, from December 31, 2025 to September 30, 2026 due to the initial borrowing of $232.2 million (net of unamortized debt issuance costs as of September 30, 2026) under the Senior Secured Credit Facilities to fund our investment in PSUS at the time of the Combined Transaction and the additional borrowings of $62.0 million under the 2026 Revolver to fund our investments in the PSV portfolio companies, offset by the repayment of the $34.8 million outstanding under the lines of credit from JPMorgan Chase Bank, N.A. immediately prior to the closing of the Combined Transaction.

Deferred Tax Liability

Deferred tax liability increased $124.8 million from December 31, 2025 to September 30, 2026 as a result of the Corporate Conversion and the Combined Transaction. The increase primarily relates to the Deferred Asset - PS Inc. IPO Shares, which was capitalized for U.S. GAAP purposes in connection with the Combined Transaction and is being amortized as a reduction of management fee revenue over ten years. This asset gives rise to a deferred tax liability because it has no tax basis and its amortization is not deductible for income tax purposes. The liability will reverse as the asset is amortized.

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

Distributable Earnings

DE is a non-GAAP financial measure used to assess performance and amounts available for distribution or dividends, including to our personnel and owners of PSPG and other holders of our common stock. DE represents FRE (i) plus interest income or less interest expense and (ii) less taxes and related payables, as applicable.

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

The following tables set forth our FRE and DE calculations and a reconciliation of DE and FRE to the most directly comparable financial measure calculated in accordance with GAAP for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share data)	2026	2025	2026	2025
Management fees(1)	$75,636	$65,960	$204,830	$171,212
Preferred performance fees	—	2,661	—	4,263
FRE revenue	$75,636	$68,621	$204,830	$175,475
Growth	10%		17%

Employee compensation and benefits	(5,687)	(5,660)	(16,998)	(13,731)
General and administrative expense	(5,765)	(5,912)	(18,769)	(16,046)
Depreciation and amortization expense	(528)	(573)	(1,676)	(1,728)
Less: FRE expenses	$(11,980)	$(12,145)	$(37,443)	$(31,505)
Growth	(1%)		19%

Fee-related earnings	$63,656	$56,476	$167,387	$143,970
Growth	13%		16%
Margin	84.2%	82.3%	81.7%	82.0%

Net Interest income (expense)	(2,669)	(20)	(4,345)	14,320
Distributable earnings, pre-tax	$60,987	$56,456	$163,042	$158,290
Growth	8%		3%
Taxes and related payables(2)	(11,530)	—	(11,530)	—
Distributable earnings	$49,456	$56,456	$151,511	$158,290
Growth	(12%)		(4%)

DE per share	$0.12	$0.14	$0.38	$0.40
Growth	(12%)		(4%)

Shares outstanding (in millions)	400.0	400.0	400.0	400.0

(1)
Management fee revenue for the nine months ended September 30, 2026 reflects fees earned from PSUS only for the portion of the period following the Combined Transaction. FRE management fee revenue is gross of contra-revenue associated with the amortization of Deferred Asset - PS Inc. IPO Shares and Deferred HHH Premium.
(2)
Following the Corporate Conversion effected in connection with the Combined Transaction, PS Inc. is subject to U.S. federal, state and local corporate income taxes. Beginning in the third quarter ended September 30, 2026 and for future periods, taxes reflected in Distributable Earnings represent the estimated current income tax provision for the period, including related adjustments to income taxes payable and the effect of certain known tax adjustments expected to arise during the tax year.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share data)	2026	2025	2026	2025
Net income (loss) attributable to Pershing Square Inc.	$(19,883)	$155,462	$(210,168)	$198,862
Net (income) loss attributable to non-controlling interest	(1,513)	(5,548)	7,280	(14,830)
Net income (loss)	$(18,370)	$161,010	$(217,448)	$213,692
Income tax expense (benefit)	13,092	1,308	4,681	5,030
Net income (loss) before taxes	$(5,278)	$162,318	$(212,768)	$218,722
Management fees - contra-revenue(1)	19,032	3,660	36,544	5,952
Performance fees from Pershing Square, L.P.(2)	—	(1,231)	(1)	(2,153)
Unrealized (gain) loss on investment in PSLP held at fair value(2)	(1,513)	(4,740)	7,281	(13,410)
Unrealized (gain) loss on PSUS shares held at fair value(3)	3,540	—	53,890	—
Unrealized (gain) loss on HHH shares held at fair value	(19,170)	(132,030)	55,350	(132,300)
Non-cash or non-recurring compensation(4)	64,784	—	113,407	—
Non-cash or non-recurring G&A expenses(5)	(94)	5,007	14,947	12,436
Affiliates fee rebates(6)	—	14,221	26,593	38,491
Profit-sharing partner compensation(7)	—	10,573	81,020	34,468
Other (income) loss(8)	(314)	(1,322)	(13,222)	(3,916)
Taxes and related payables	(11,530)	—	(11,530)	—
Distributable earnings	$49,456	$56,456	$151,511	$158,290
Taxes and related payables	11,530	—	11,530	—
Distributable earnings, pre-tax	$60,987	$56,456	$163,042	$158,290
Interest (income) expense, net	2,669	20	4,345	(14,320)
Fee-related earnings	$63,656	$56,476	$167,387	$143,970

Net income (loss) per share - basic and diluted	$(0.05)	$0.39	$(0.53)	$0.50
DE per share	$0.12	$0.14	$0.38	$0.40

Shares outstanding (in millions)	400.0	400.0	400.0	400.0

(1)
PS Inc. recognizes contra-revenue from the non-cash amortization of its two intangible assets: (i) the Deferred Asset - PS Inc. IPO Shares, which represents the relative fair value of the shares of the Company’s common stock delivered, for no additional consideration, to each investor in the PSUS IPO and each private placement investor in connection with the Combined Transaction and (ii) the Deferred HHH Premium, which is deemed for accounting purposes to represent the amount paid to obtain the HHH Services Agreement. These intangible assets are being amortized over periods of 10 and 20 years, respectively.

(2)
The operations of PSGP, the general partner of PSLP, are consolidated with our results under GAAP rules. PS Inc. has no equity interest in PSGP and, as a result, any performance allocation earned by PSGP and the unrealized gain/loss recognized on PSGP’s investment in PSLP are fully attributable to non-controlling interest.
(3)
Includes the unrealized gain/loss recognized on both the PSUS common and preferred shares.
(4)
Includes (i) non-cash amortization expense related to employee equity grants and (ii) one-time severance benefits paid to former employees.
(5)
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
(7)
In connection with the Combined Transaction, shares of our common stock and M Units were granted to the partners in PSPG in exchange for their existing profit-sharing interests. As a result, all cash-based profit-sharing distributions, which had previously been treated as compensation expense prior to the completion of the Combined Transaction, will be in the form of dividends and therefore treated as equity distributions. In order to facilitate period-to-period comparability, we have presented DE for the periods presented in this table on a basis that excludes such profit-sharing partner compensation.
(8)
For the nine months ended September 30, 2026, primarily comprised of a non-cash gain recognized on the deconsolidation of PSUS following the Combined Transaction.

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

The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by first-priority liens on substantially all of the assets of the loan parties, subject to customary exceptions and exclusions. The Credit Agreement includes certain financial covenants, which require the Company to (i) maintain a consolidated leverage ratio of no greater than 2.50 to 1.00, (ii) maintain minimum AUM and (iii) limit declines in the net asset value of specified funds as set forth in the Credit Agreement. In addition, the Credit Agreement includes customary representations and warranties, affirmative and negative covenants and events of default for a credit facility of this type.

As of September 30, 2026, we had $196.8 million outstanding under the Revolving Facility. Subsequent to the quarter end, we borrowed an additional $6.0 million in connection with funding PSV’s venture investments, increasing the outstanding balance to $202.8 million as of November 5, 2026.

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$171,685	$(162,939)
Net cash provided by (used in) investing activities	(312,607)	(607,655)
Net cash provided by (used in) financing activities	86,293	(145,063)

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $171.7 million, resulting from a net loss of $217.4 million, adjusted for the unrealized loss on investments held at fair value, the amortization of equity-based compensation and intangible assets, the gain on deconsolidation of PSUS, the recognition of a deferred tax liability, the write-off of the deferred sublease incentive with NEOX, depreciation and amortization expense, non-cash lease expense and the amortization of our debt financing. Cash flows provided by operating activities were also impacted by changes in operating assets and liabilities of $69.4 million, primarily due to a $497.3 million decrease in performance fee receivables and a $15.3 million decrease in due from affiliates, partially offset by a $410.9 million decrease in accrued compensation and benefits and a $24.1 million decrease in the affiliates fee rebate payable.

For the nine months ended September 30, 2025, net cash used in operating activities was $162.9 million resulting from net income of $213.7 million adjusted for the unrealized loss on investments held at fair value, the amortization of equity-based compensation and intangible assets, depreciation and amortization expense and non-cash lease expense. Cash flows used in operating activities were also impacted by changes in operating assets and liabilities of $249.3 million, primarily due to a $292.8 million increase in the Deferred HHH Premium, a $157.1 million decrease in accrued compensation and benefits, and a $21.7 million decrease in the affiliates fee rebate payable, partially offset by a $231.1 million decrease in performance fees receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities of $312.6 million was primarily related to PS Inc.’s $232.9 million investment in the common and preferred shares of PSUS concurrently with the Combined Transaction and the venture investments of $79.7 million to fund seed investments for PSV’s portfolio.

For the nine months ended September 30, 2025, net cash used in investing activities of $607.7 million was primarily related to the $607.2 million investment in connection with the HHH Transaction.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities of $86.3 million was related to $293.8 million of proceeds from the Senior Credit Facilities in connection with PS Inc.’s investment in PSUS and PSV’s investments, partially offset by $118.1 million of payments made for capital distributions, $48.8 million for dividends paid to shareholders, $34.8 million for the repayment of outstanding borrowings under the lines of credit from JPMorgan Chase Bank, N.A., and $5.9 million for offering costs related to PSUS.

For the nine months ended September 30, 2025, net cash used in financing activities of $145.1 million was primarily related to payments for capital distributions.

Contractual Obligations and Commercial Commitments

As of September 30, 2026, there have been no significant changes to our contractual obligations and other commitments as disclosed in the IPO Prospectus, other than as described elsewhere in this Quarterly Report and other payments made in the ordinary course of business.

Dividend Policy

Our intention is to pay to holders of our common stock a quarterly cash dividend representing nearly all of our Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law and any contractual restrictions, or to provide for future dividends to shareholders for any ensuing quarter. For our definition of Distributable Earnings, see “—Non-GAAP Financial Measures - Distributable Earnings.” We expect to declare and pay dividends in the first month of the quarter in which they are earned for that quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.

We declared and paid our first quarterly dividend of $0.122 per share for the third quarter of 2026 on July 21, 2026, and a dividend of $0.103 per share for the fourth quarter of 2026 on October 20, 2026.

Dividends will be treated as qualified dividends to the extent the shareholder holds the shares of our common stock for the requisite holding period.

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

Estimation of Fair Value

PSUS Preferred Share Investment

The fair value of our investment in the preferred shares of PSUS was determined using significant unobservable inputs, such as the discount rate and holding period. Changes in the estimated fair value of this investment may have a material impact on our results of operations in any given period, as any increase in this investment has a corresponding positive impact on our GAAP results of operations. See Note 5, “Fair Value and Investments,” to the Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Submission of Shareholder Proposals and Shareholder Director Nominations for the 2027 Annual Meeting of Shareholders

In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”) and the Bylaws (the “Bylaws”) of PS Inc., the deadlines for the receipt of any shareholder proposals and director nominations to be considered at the 2027 Annual Meeting of Shareholders (the “2027 Annual Meeting”) are set forth below.

Any shareholder proposal submitted pursuant to Rule 14a-8 for inclusion in PS Inc.’s proxy materials for the 2027 Annual Meeting should be sent to PS Inc.’s secretary by mail to 787 Eleventh Avenue, 9th Floor, NY, NY 10019, Attn: Legal Department and must be received by PS Inc.’s secretary no later than the close of business on December 6, 2026. Any such proposal also needs to comply with the SEC shareholder proposal rules and any applicable law, including the eligibility requirements set forth in Rule 14a-8.

In addition, any shareholder seeking to nominate a director or to bring other business before the 2027 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination should be sent to PS Inc.’s secretary by mail to 787 Eleventh Avenue, 9th Floor, NY, NY 10019, Attn: Legal Department and must be received by PS Inc.’s secretary no earlier than the close of business on February 1, 2027 and no later than the close of business on March 3, 2027. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Bylaws (which includes, for nominations, information required under Rule 14a-19 under the Exchange Act) and with any applicable law.

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

Date: November 5, 2026	Pershing Square Inc.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer and Chairman (Authorized Officer)

Date: November 5, 2026	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)